Form 10QSB
period 1996-06-30
JORDAN AMERICAN HOLDINGS INC
filed 1996-08-07
CIK 855663

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
                                  -----------

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________

                         Commission File Number 0-18974
                                                -------

                         Jordan American Holdings, Inc.
                         ------------------------------

             (Exact name of registrant as specified in its charter)

          Florida                                          65-0142815
          -------                                          ----------
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification Number)

1875 Ski Time Square, Suite One, Steamboat Springs, CO         80487
- ------------------------------------------------------         -----
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (800) 879-1189

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class         Name of Each Exchange on Which Registered
- -------------------------------------------------------------------------------
             None                                  None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.   Yes  X  No
                            ---

As of June 30, 1996, 10,703,376 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                                (NASDAQ:  JAHI)


                               Table Of Contents


Part I.  Financial Information:

          Item 1:

          Consolidated Balance Sheets . . . . . . . .      3

          Consolidated Statements of Operations . . .      4

          Consolidated Statements of Cash Flows . . .      5

          Notes to Consolidated Financial Statements       6

          Item 2:

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . .      6



                                    PART I.
                             FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                      (unaudited)
                                                         June 30,          December 31,
                                                             1996                  1995
                                                       ----------          ------------

ASSETS
 Cash and cash equivalents                             $2,412,942           $2,424,806
 Marketable securities                                    428,640              355,238
 Receivables, net                                         379,471              456,655
 Deposit with clearing broker                              25,000               25,000
 Prepaid expenses and other current assets                 29,888               18,193
 Land and building held for sale                                -              557,832
 Property and equipment, net                              196,740              196,164
 Note receivable                                          446,175                    -
                                                       ----------           ----------

    Total assets                                       $3,918,856           $4,033,888
                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued expenses                 $  341,503           $  169,757
 Deferred investment advisory fees                        278,724              315,254
 Preferred stock dividend payable                         120,000                    -
 Note payable                                                   -              373,121
                                                       ----------           ----------

    Total liabilities                                     740,227              858,132
                                                       ----------           ----------

Stockholders' equity:
  8% cumulative, convertible, non-voting preferred stock,
   $.01 par value; authorized 5,000,000 shares;
   3,000,000 shares issued and outstanding                 30,000               30,000
  Common stock, $.001 par value; authorized 20,000,000
    shares; 10,703,376 shares issued and outstanding
    at June 30, 1996; 10,836,544 shares issued and
    outstanding at December 31, 1995                       10,703               10,836
  Additional paid-in capital                            5,020,389            5,197,632
  Accumulated deficit                                  (1,882,463)          (2,062,712)
                                                       ----------           ----------

    Total stockholders' equity                          3,178,629            3,175,756
                                                       ----------           ----------

    Total liabilities and stockholders' equity         $3,918,856           $4,033,888
                                                       ==========           ==========


         See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                     Three Months               Six Months
                                                                    Ended June 30,             Ended June 30,
                                                                  1996         1995         1996          1995
                                                                  ----         ----         ----          ----
REVENUE
 Investment advisory fees                                     $460,867     $205,137   $1,234,580      $388,342
 Commission income                                             100,512      244,995      231,468       395,258
                                                            --------------------------------------------------

    Total revenues                                             561,379      450,132    1,466,048       783,600
                                                            --------------------------------------------------

 Selling, general and administrative expenses
                                                               582,535      424,420    1,204,002       778,720
                                                            --------------------------------------------------
    Operating income (loss)                                    (21,156)      25,712      262,046         4,880
                                                            --------------------------------------------------

OTHER INCOME (EXPENSES)
 Interest and dividend income                                   41,893        9,988       71,791        33,686
 Unrealized gain (loss) from investing and trading             (24,858)      13,482      (45,636)       (6,170)
 Realized gain (loss) from investing and trading               (33,682)      42,261       36,807        (1,721)
 Loss on disposal of land and building                               -            -       (8,341)            -
 Other, net                                                          -       (1,100)           -        (1,569)
                                                            --------------------------------------------------
    Total other income (expense), net
                                                               (16,647)      64,631       54,621        24,226
                                                            --------------------------------------------------
    Net income (loss) from continuing operations               (37,803)      90,343      316,667        29,106

Operating (loss) from discontinued operations                        -     (128,297)           -      (238,099)
                                                            --------------------------------------------------

    Net income (loss)                                          (37,803)     (37,954)     316,667      (208,993)

Dividends on preferred stock                                    60,000       60,000      120,000       120,000
                                                            --------------------------------------------------

   Net income (loss) attributable to common stock             ($97,803)    ($97,954)    $196,667     ($328,993)

                                                            --------------------------------------------------
   Net income (loss) per common share and
   share equivalent attributable to common stock
     Continuing operations                                       ($.01)        $.00         $.02         ($.01)
     Discontinued operations                                         -         (.01)           -          (.02)
                                                            --------------------------------------------------
     Net income (loss) per share and share equivalent            ($.01)       ($.01)        $.02         ($.03)
                                                            --------------------------------------------------

Weighted average number of share and
share equivalents outstanding                               10,779,902   11,264,061   10,811,025    11,259,272
                                                            --------------------------------------------------



         See accompanying notes to consolidated financial statements.



                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                   1996          1995
                                                                                   ----          ----
Cash flows from (for) operating activities

Net income from continuing operations                                           $  316,667    $   29,106

Adjustments to reconcile net income
to cash provided by (used in) operating activities:
         Depreciation                                                               11,268        43,039
         Unrealized (gain) loss from investing and trading                          45,636         6,170
         Realized (gain) loss from investing and trading                           (36,807)        1,721
         Loss on disposal of land, building and equipment                           10,288             -

         Changes in operating assets and liabilities:
              Investment advisory fees receivable                                  128,514       (76,636)
              Trading marketable securities                                        (82,231)     (288,141)
              Prepaid expenses and other current assets                            (63,055)     (173,860)
              Accounts payable and accrued expenses                                171,746        34,838
              Deferred investment advisory fees                                    (36,530)      (52,878)
                                                                                ----------    ----------
               Net cash provided by (used in) continuing operations                465,496      (476,641)
                                                                                ----------    ----------
               Net cash (used in) discontinued operations                                -      (177,463)
                                                                                ----------    ----------
               Net cash provided by (used in) operating activities                 465,496      (654,104)
                                                                                ----------    ----------

       Cash flows for investing activities
               Capital expenditures                                                (10,182)         (284)
                                                                                ----------    ----------
                        Net cash (used in) investing activities                    (10,182)         (284)
                                                                                ----------    ----------

       Cash flows from (for) financing activities
                Repurchase of common stock                                        (206,065)            -
                Net proceeds from issuance of common stock                          12,300             -
                Repayment of note payable                                         (373,121)            -
                Proceeds from sale of land and building                             99,708             -
                Repayment of long-term indebtedness                                      -       (24,025)
                                                                                ----------    ----------
                        Net cash (used in) financing activities                   (467,178)      (24,025)
                                                                                ----------    ----------
                        Net (decrease) in cash and cash equivalents                (11,864)     (678,413)

       Cash and cash equivalents beginning of period                             2,424,806     1,915,170
                                                                                ----------    ----------

       Cash and cash equivalents end of period                                  $2,412,942    $1,236,757
                                                                                ==========    ==========
       Supplemental disclosure:
                Interest expense                                                $      163    $   17,784
                Dividends on preferred stock                                    $  120,000    $  120,000
                Note received upon sale of land and building                    $  446,175    $        -


         See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                                (NASDAQ: JAHI)
             Notes to Consolidated Financial Statements (Unaudited)

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of Jordan American Holdings, Inc. and subsidiaries (the "Company") as of June 30, 1996, and December 31, 1995, and the results of its operations for the three months and six months ended June 30, 1996, and 1995, and the results of its cash flows for the six months ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

     Investment advisory fees billed in advance are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio, including interest and dividends, are fully recognized at the contract anniversary date. Management fee compensation due sales representatives is accrued when such fees are earned. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting. Marketable securities consist primarily of corporate stocks held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities and stock index futures contracts.

     Net income (loss) per share and share equivalent is based upon the weighted average number of share and share equivalents outstanding during the period. The calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.

     These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1995 Form 10-KSB which is contained in the Company's 1995 Annual Report to shareholders and is available without charge upon request to Frederick A. Whittlesey, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487, (800)879-1189; Fax: (970)879-1272.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

Results of Operations

     The Company had net income from continuing operations for the six months ended June 30, 1996, of $196,667 or $.02 per common share and share equivalent compared to a net loss from continuing operations of ($90,894) or ($.01) per common share and share equivalent for the same period in 1995. The Company had a net loss from continuing operations for the three months ended June 30, 1996, of ($97,803) or ($.01) per common share and share equivalent compared to net income from continuing operations of $30,343 or $.00 per common share and share equivalent for the same period in 1995.

     During the six months ended June 30, 1996, revenues from investment advisory fees totaled $1,234,580 compared to revenues from investment advisory fees of $388,342 for the same period in 1995, an increase of approximately 218% due primarily to strong performance billings in managed accounts during the first two quarters of fiscal 1996. For the three months ended June 30, 1996, revenues from investment advisory fees totaled $460,867 compared to revenues from investment advisory fees of $205,137 for the same period in 1995, an increase of approximately 125% due primarily to strong performance billings in managed accounts during the second quarter.

     Total other income (expense) was $54,621 for the six months ended June 30, 1996 compared to $24,226 for the six months ended June 30, 1995, an increase of approximately 125%. This increase is primarily due to increased interest and dividend income and to profits from trading stock index futures contracts. Total other income (expense) for the three months ended June 30, 1996 was a loss of ($16,647) versus a gain of $64,631 for the same period in 1995. The loss of ($16,647) is due primarily to realized and unrealized losses from investing and trading activity.

     Selling, general, and administrative ("SG&A") expenses of $1,204,002 were incurred during the six month period ended June 30, 1996, compared to SG&A expenses of $778,720 for the same period in 1995, an increase of approximately 55%. This increase in SG&A expenses resulted from the cost of an arbitration settlement, selling expenses related to increased performance in clients' accounts, and increased general operating costs.
For the three months ended June 30, 1996, SG&A expenses of $582,535 decreased approximately 6% from SG&A expenses of $621,467 for the three months ended March 31, 1996.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation"
(SFAS 123), which is effective for fiscal years beginning after December
15, 1995. SFAS recommends, but does not require, measuring compensation cost of stock options at the grant date and recognizing the expense over the service period. If the Company does not change its accounting method, SFAS 123 requires, at a minimum, disclosure of the pro forma impact on net income and net earnings per share. The Company has determined that it will not change from its current method of accounting, but will make the disclosures required by SFAS 123.

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash and cash equivalents of $2,412,942 versus $2,424,806 at December 31, 1995. The Company had marketable securities of $428,640 at June 30, 1996 versus marketable securities of $355,238 at December 31, 1995.

     Accounts payable and accrued expenses were $341,503 at June 30, 1996 compared to $169,757 at December 31, 1995, an increase of approximately 101%. This increase is primarily due to accruals during the second quarter of fiscal 1996 for marketing expenses and various professional fees.

     Preferred stock dividends are normally paid semi-annually as of June 30 and December 31 of each year. At the request of the holder of the preferred stock, the Company agreed to pay the first semi-annual dividend of $120,000 on July 31 of each year and the second semi-annual dividend of $120,000 on November
30. This arrangement was agreed to by both parties to assist the holder of the preferred stock in its cash flow needs related to its charitable giving as a private foundation. This arrangement has no material impact on the annual operations and/or earnings of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 JORDAN AMERICAN HOLDINGS, INC.

Dated:  August 5, 1996         By:  /s/ Wallace Neal Jordan
                                  -------------------------
                                  Wallace Neal Jordan
                                  President (Chief Executive Officer)



Dated:  August 5, 1996         By:  /s/ Frederick A. Whittlesey
                                  -----------------------------
                                  Frederick A. Whittlesey
                                  Chief Financial Officer