Form 10QSB
period 1996-09-30
JORDAN AMERICAN HOLDINGS INC
filed 1996-11-12
CIK 855663

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
                                 -----------

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                                          ----------    ----------

                       COMMISSION FILE NUMBER 0-18974
                                              -------

                       JORDAN AMERICAN HOLDINGS, INC.
                       ------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Florida                                         65-0142815
         -------                                         ----------
   (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

        1875 Ski Time Square, Suite One, Steamboat Springs, CO  80487
        -------------------------------------------------------------
                  (Address of principal executive offices)

                               (800) 879-1189

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
     NONE                                               NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----

As of September 30, 1996, 10,678,376 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                (NASDAQ:  JAHI)


                               TABLE OF CONTENTS

PART I

ITEM 1.  Financial Information


              Consolidated Balance Sheets ....................................................    3

              Consolidated Statements of Operations ..........................................    4

              Consolidated Statements of Cash Flows ..........................................    5

              Notes to Consolidated Financial Statements .....................................    6

ITEM 2.  Management's Discussion and Analysis

              Results of Operations ..........................................................    7

              Liquidity and Capital Resources.................................................   11

                                    PART I.
                                    ITEM 1.
                             FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                       (unaudited)
                                                                      September 30,   December 31,
                                                                          1996            1995
                                                                      -------------   ------------
ASSETS
    Cash and cash equivalents                                          $2,025,456      $2,424,806
    Marketable securities                                                 814,363         355,238
    Receivables, net                                                      295,821         456,655
    Deposit with clearing broker                                           25,000          25,000
    Prepaid expenses and other current assets                              23,391          18,193
    Land and building held for sale                                           -           557,832
    Property and equipment, net                                           194,903         196,164
    Note receivable                                                       446,175             -
                                                                       ----------      ----------
             Total Assets                                              $3,825,109      $4,033,888
                                                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                              $  277,347      $  169,757
    Deferred investment advisory fees                                     304,203         315,254
    Preferred stock dividend payable                                       60,000             -
    Note payable                                                              -           373,121
                                                                       ----------      ----------
             Total Liabilities                                         $  641,550      $  858,132
                                                                       ----------      ----------
    Stockholders' equity:
      8% cumulative, convertible, non-voting preferred stock,
        $0.01 par value; authorized 5,000,000 shares;
        3,000,000 shares issued and outstanding                            30,000          30,000
      Common stock, $0.001 par value; authorized 20,000,000
        shares; 10,678,376 shares issued and outstanding
        at September 30, 1996; 10,836,544 shares issued and
        outstanding at December 31, 1995                                   10,678          10,836
      Additional paid-in capital                                        4,948,803       5,197,632
      Accumulated deficit                                              (1,805,922)     (2,062,712)
                                                                       ----------      ----------
             Total stockholders' equity                                $3,183,559      $3,175,756
                                                                       ----------      ----------
             Total liabilities and stockholders' equity                $3,825,109      $4,033,888
                                                                       ==========      ==========

         See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                            Three Months                Nine Months
                                                                         Ended September 30,         Ended September 30,
                                                                         1996          1995          1996           1995
                                                                     ----------    ----------     ----------     ----------
REVENUE
    Investment advisory fees                                         $  195,917     $ 762,115     $1,430,497     $1,150,458
    Commission income                                                    88,394       162,537        319,862        557,795
                                                                     ----------     ---------     ----------     ----------
            Total revenues                                           $  284,311     $ 924,652     $1,750,359      1,708,253
                                                                     ----------     ---------     ----------     ----------
    Selling, general and administrative expenses                        353,932       503,094      1,557,934      1,281,946
                                                                     ----------     ---------     ----------     ----------
            Operating income (loss)                                  $  (69,621)    $ 421,558     $  192,425     $  426,307
                                                                     ----------     ---------     ----------     ----------

OTHER INCOME (EXPENSES)
    Interest and dividend income (expense)                               38,731        (2,119)       110,522         63,447
    Unrealized gain (loss) from investing and trading                    40,248       176,136         (5,388)       169,967
    Realized gain (loss) from investing and trading                      84,031       (32,163)       120,838        (33,884)
    Loss on disposal of land and building                                (1,947)          -          (10,288)           -
    Other, net                                                              -           6,153            -          (27,300)

            Total other income, net                                  $  161,063     $ 148,007     $  215,684     $  172,230
                                                                     ----------     ---------     ----------     ----------

             Net income from continuing operations                   $   91,442     $ 569,565     $  408,109     $  598,537
    Operating gain (loss) from discontinued operations                      -         (42,384)           -         (280,483)
                                                                     ----------     ---------     ----------     ----------
             Net income                                              $   91,442     $ 527,181       $408,109     $  318,054
    Dividends on preferred stock                                         60,000        60,000        180,000        180,000
                                                                     ----------     ---------     ----------     ----------
             Net income attributable to common stock                 $   31,442     $ 467,181     $  228,109     $  138,054
                                                                     ==========     =========     ==========     ==========

             Net income (loss) per common share and share
             equivalent attributable to common stock
                      Continuing operations                          $     0.00     $    0.04     $     0.02     $     0.04
                      Discontinued operations                               -            0.00            -            (0.03)
                                                                     ----------     ---------     ----------     ----------
                      Net income per share and share equivalent      $     0.00     $    0.04     $     0.02     $     0.01
                                                                     ==========     =========     ==========     ==========

    Weighted average number of share and share
    equivalents outstanding                                          10,700,115    11,291,664     10,773,785     11,291,430
                                                                     ==========    ==========     ==========     ==========


         See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                            1996            1995
                                                                         ----------      ----------
CASH FLOWS--OPERATING ACTIVITIES
Net income from continuing operations                                    $  408,109      $  598,536
Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
     Depreciation                                                            17,758          55,990
     Unrealized (gain) loss from investing and trading                        5,388        (136,082)
     Realized (gain) loss from investing and trading                       (120,838)            -
     Loss on disposal of land, building and equipment                        10,288             -
     Changes in operating assets and liabilities:
         Investment advisory fees receivable                                257,933        (360,183)
         Trading marketable securities                                     (343,675)       (473,963)
         Prepaid expenses and other current assets                         (102,022)        (20,497)
         Accounts payable and accrued expenses                              107,592          50,590
         Deferred investment advisory fees                                  (11,052)        152,235
         Other receivables                                                      -           (82,802)
                                                                         ----------      ----------
             Net cash provided by (used in) continuing operations        $  229,481      $ (216,176)
                                                                         ----------      ----------
             Net cash provided by (used in) discontinued operations             -           (56,037)
                                                                         ----------      ----------
             Net cash provided by (used in) operating activities         $  229,481      $ (272,213)

CASH FLOWS--INVESTING ACTIVITIES
Capital expenditures                                                        (16,498)          5,508
                                                                         ----------      ----------
             Net cash provided by (used in) investing activities         $  (16,498)     $    5,508
                                                                         ----------      ----------

CASH FLOWS--FINANCING ACTIVITIES
Repurchase of common stock                                                 (231,220)            -
Net proceeds from issuance of common stock                                   12,300             -
Payment of preferred dividend                                              (120,000)       (120,000)
Proceeds from sale of land and building                                      99,708             -
Repayment of note payable                                                  (373,121)            -
Repayment of long-term indebtedness                                             -           (40,615)
                                                                         ----------      ----------
             Net cash (used in) financing activities                     $ (612,333)     $ (160,615)
                                                                         ----------      ----------
             Net (decrease) in cash and cash equivalents                 $ (399,350)     $ (427,320)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             2,424,806       1,915,170
                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS END OF PERIOD                                  $2,025,456      $1,487,850
                                                                         ==========      ==========
Supplemental disclosure:
     Interest expense                                                    $      182      $   32,022
     Dividends on preferred stock                                        $   60,000      $   60,000
     Note received upon sale of land and building                        $  446,175             -

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of Jordan American Holdings, Inc. (the "Company") and its subsidiaries as of September 30, 1996, and December 31, 1995, and the results of its operations for the three months and nine months ended September 30, 1996, and 1995, and the results of its cash flows for the nine months ended September 30, 1996, and 1995, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year.

     Percentage of assets and wrap investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio, including interest and dividends, are fully recognized at the contract anniversary date after the period of management. Management fee compensation which is due to sales representatives is accrued when such fees are billed and is paid to sales representatives quarterly.

     Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting. Marketable securities consist primarily of corporate stocks and other securities held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities and stock index futures contracts in Company investment accounts.

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

     These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1995 Form 10-KSB which is contained in the Company's 1995 Annual Report to shareholders and is available without charge upon request to Frederick A. Whittlesey, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487, (800) 879-1189;
Fax: (970) 879-1272.


                                    PART I
                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES


     To the extent that the following information contains forward-looking implications, they may differ materially from actual results due to the success, or lack thereof, of JAHI's management of the Company and clients' stock portfolios and pooled investments as influenced by market conditions and other factors. There can be no guarantee that they will have any impact, positive or negative, upon the earnings and/or operations of the Company.

RESULTS OF OPERATIONS

     The Company had net income from continuing operations for the nine months ended September 30, 1996, of $228,109 or $.02 per common share and share equivalent compared to a net gain from continuing operations of $418,537 or $.04 per common share and share equivalent for the same period in 1995. The Company had a net gain from continuing operations for the three months ended September 30, 1996, of $31,442 or $.00 per common share and share equivalent compared to net income from continuing operations of $509,565 or $.04 per common share and share equivalent for the same period in 1995.

     During the nine months ended September 30, 1996, revenues from investment advisory fees totaled $1,430,497 compared to revenues from investment advisory fees of $1,150,458 for the same period in 1995, an increase of approximately 24% due primarily to strong performance billings in managed accounts during the first two quarters of fiscal 1996. For the three months ended September 30, 1996, revenues from investment advisory fees totaled $195,917 compared to revenues from investment advisory fees of $762,115 for the same period in 1995. This decrease was due primarily to significantly lower performance billings in managed accounts during the third quarter of fiscal 1996.

     Commission income decreased for the nine months ended September 30, 1996, to $319,862 as compared to $557,795 for the same period in 1995, and for the three months ended September 30, 1996 to $88,394 as compared to $162,537 from the same period in 1995. These decreases are due to fewer stock transactions resulting from a decrease in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors.

     Both management fees and commission revenue for the third fiscal quarter were relatively weak because of performance in clients' managed accounts, no increase in total assets under management, and infrequent trading in managed accounts. Unless account performance and asset gathering, or trading activity improves or increases, respectively, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively. Additionally, current trends in retention of clients show that for fiscal 1996 as of September 30, 1996, the company had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than have been brought in as new managed assets.

     As of September 30, 1996, the Company managed assets of approximately $85 million. (Please see Form 10-KSB included in the 1995 Annual Report to shareholders for further information regarding management fee types and their potential impact on the Company.)

     Exceptional performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately half of the Company's total assets under management. Additionally, because percentage of profit contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as 11 months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved depending on the billing cycle of respective clients.

     Total other income was $215,684 for the nine months ended September 30, 1996, compared to $172,230 for the nine months ended September 30, 1995, an increase of approximately 25%. This increase was primarily due to increased interest and dividend income and to profits from trading stock index futures contracts. Total other income for the three months ended September 30, 1996, was $161,063 versus $148,007 for the same period in 1995. Total other income from the quarter ended September 30, 1996, was due primarily to realized gains from trading stock index futures contracts.

     Selling, general, and administrative ("SG&A") expenses of $1,557,934 were incurred during the nine month period ended September 30, 1996, compared to SG&A expenses of $1,281,946 for the same period in 1995, an increase of approximately 22%. This increase in SG&A expenses resulted from increased marketing expenses related to gathering new managed accounts, the implementation of an ongoing investor relations plan to create exposure for the Company's common stock and warrants, sales representative related compensation expenses in conjunction with increased performance in clients' accounts, and increased general operating costs.

     The Company receives 100% of the management fee revenue from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Fund"), a limited partnership with assets of approximately $11.5 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the partnership's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year.

     As previously announced, the Company received no revenue from the Fund for the 12 month period ended July 31, 1996. Because this account is billed in July of each year, there exists the possibility that significantly large earnings from the Fund may substantially impact the earnings per share of the Company, although there can be no guarantee that this will occur.
Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

     Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions or the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, effectiveness of marketing efforts, competition from other investment advisory companies and mutual funds, interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, and other factors.

     While there can be no guarantee of achieving its objective, management of the Company is currently pursuing a restructuring of the Company's outstanding $3 million of 8% cumulative, convertible, non-voting preferred stock to improve the Company's earnings attributable to common stock by lessening or eliminating the current dividend on the preferred stock, which totaled $240,000 in 1995 and is expected to total the same amount in 1996 under its current status. Other than the dividend for the Company's preferred stock, there is no short or long term plan for the Company to issue a dividend or dividends to the holders of the Company's common stock.

     The Company is also currently pursuing the possible formation of a new investment limited partnership and investment company in order to increase assets under management and thereby seek to improve corporate earnings. There can be no guarantee that either of these entities will become working realities nor is there a guarantee that, if formed, these entities will become profitable for the Company. Additionally, the Company is not averse to the possibility of acquiring other entities which the Company believes would be an asset to the Company in terms of the acquired entity's ability to generate additional net income from its operations. Further, the Company is considering the development of new products such as a market timing service related to changes in major market trends and an institutional product to gain greater access to potential new assets under management and make greater use of management's investment advisory services.

     As part of the Company's investor relations plan designed to create awareness and interest in the Company's common stock and warrants, the Company has released materials whereby an estimate of 1996 earnings were projected and labeled as a forward-looking estimate which may differ materially from actual results. There can be no guarantee that the Company's earning projection of $0.09 to $0.12 per share attributable to common stock will be realized. Net income from the fourth quarter 1996 may or may not equal $0.07 to $0.10 per share depending on market conditions, investment advisory decisions and other factors. Operations for the fourth quarter of 1996 may result in a net loss for the Company.

     The Company plans to continue to budget money for marketing and is pursuing business plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, improved marketing materials, joint ventures with marketing professionals, and other factors. Operationally, the Company is positioned with personnel and systems to manage as much as $500 million in total assets without a significant increase in operating costs. Thus, the Company's profit margins may increase substantially with additional assets under management and strong performance in clients' managed accounts, and increased commission revenues from clients' accounts.

     In a period of normal trading activity with assets under management of approximately $100 million, the Company may be able to cover the costs of its ongoing operations solely from commission revenues and percentage of assets investment advisory fees. Additional assets under management, or strong performance and billings in percentage of profits accounts, or increased trading activity through the Company's subsidiary broker/dealer, or revenues from the Jordan Index Fund, L.P., may significantly improve the Company's net earnings, although there can be no guarantee of this occurring.

     During the third quarter of 1996, the Company received the resignation of three outside board directors: Richard O. Donegan, Thomas H. Towler, and Lloyd
C. Bensen. Mr. Donegan and Mr. Towler had been elected to the Board based upon their special knowledge of product marketing and their ability to contribute specifically to the Company's former subsidiary, Christian Purchasing Network. Mr. Bensen resigned from the Company in order to more fully devote himself to his involvement with a European based firm.

     Also, during the third quarter of 1996, two new board members, were appointed: Mr. Ron Stiller, President of Impact Financial Network, Inc., a financial planning firm and professional in the area of marketing and asset gathering with extensive radio and television experience and exposure; Mr. Robert Flaherty, President of Equities magazine, Harvard MBA graduate, and former award winning journalist at Forbes magazine who specializes in analysis and promotion of emerging growth companies. The Company is also actively pursuing new board members with special abilities to increase the Company's assets under management and exposure of the Company's investment advisory services and common stock and warrants.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash and cash equivalents of $2,025,456 versus $2,424,806 at December 31, 1995. This decrease is primarily due to use of cash in investing in marketable securities. Marketable securities were valued at $814,363 at September 30, 1996, as compared to $355,238 at December 31, 1995, an increase of approximately 129%.

     Accounts payable and accrued expenses were $277,347 at September 30, 1996, as compared to $169,757 at December 31, 1995, an increase of approximately 63%. This increase, although lower than at June 30, 1996, is primarily due to accruals during the 1996 fiscal year for marketing expenses and various professional fees. Accruals are based upon expenses as determined by management's estimate.

     Additionally, the Company's previously announced Joint Venture with Impact Financial Network, Inc., will initially result in greater marketing expenses for the Company until such time as the Company is reimbursed for marketing expenses incurred by Impact Financial Network, Inc. from management fees associated with managed accounts brought to the Company by Impact Financial Network, Inc. The approximate amount of revenues due to the Company to cover expenses was $6,000 as of September 30, 1996. Future expenses of Impact Financial Network, Inc. over the next 12 months are expected to approximate $100,000, for which the Company is expected to be reimbursed from incoming management fees from new managed assets generated by Impact Financial Network, Inc. As of September 30, 1996, Impact Financial Network, Inc. had gathered new assets for Company management totaling approximately $1.6 million.

     Cash flows from continuing operations for the nine months ended September 30, 1996 were $229,481 compared to ($272,213) for the same period in 1995.
Cash flows from financing activities were ($612,333) for the nine month period ended September 30, 1996. Of this amount ($231,220) was used for open market repurchases of the Company's common stock, in which approximately 173,000 shares of common stock have been repurchased and retired, ($120,000) was used for the payment of the Company's dividend on the preferred stock, and ($373,121) was used to retire the mortgage debt on the Company's former corporate headquarters in Florida in connection with its sale. On the mortgage note from the sale, the Company now receives $2,974.50 per month interest and is scheduled to receive a balloon payment for the principal in January 1999 for $446,175 from the building's new owner. Management of the Company believes current and long-term cash needs will be met despite increased marketing expenses and the ongoing stock buyback of the Company's common stock. The Company currently has approximately $2,840,000 in cash and marketable securities.


        Exhibits.

        27   Financial Data Schedule (for SEC use only).

                                   SIGNATURES


        IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                  JORDAN AMERICAN HOLDINGS, INC.



Dated:  November 5, 1996             By:  /s/ Wallace Neal Jordan
                                     --------------------------------
                                       Wallace Neal Jordan
                                       Chief Executive Officer



Dated:  November 5, 1996             By:  /s/ Frederick A. Whittlesey
                                     --------------------------------
                                       Frederick A. Whittlesey
                                       Chief Financial Officer