Form 10KSB
period 1996-12-31
JORDAN AMERICAN HOLDINGS INC
filed 1997-03-31
CIK 855663

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-18974
                         ------------------------------

                         JORDAN AMERICAN HOLDINGS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                  65-0142815
    ----------------------------------------  -----------------------------
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                Identification Number)

      1875 Ski Time Square Drive
    Suite One, Steamboat Springs, CO                     80487
    ----------------------------------------  -----------------------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (970) 879-1189

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days.  Yes  X     No
                  -----      -----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for its 1996 fiscal year were $2,216,760. The aggregate market value of the voting stock held by non-affiliates* of the Company is $1,971,142 based on the closing price of $0.56 as of February 28, 1997, multiplied by 3,519,897 shares of common stock.

As of February 28, 1997, the Company had a total of 10,678,376 shares of common stock outstanding.

______________
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                      DOCUMENTS INCORPORATED BY REFERENCE


If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

        Portions of Proxy Statements for 1997 Annual Meeting - Part III


                                     INDEX


PART 1                                                                                        PAGE
------                                                                                        ----
Item  1.  Business ........................................................................    3
Item  2.  Properties ......................................................................    8
Item  3.  Legal Proceedings ...............................................................    8
Item  4.  Submission of Matters to a Vote of Security Holders .............................    9

PART II
-------

Item  5.  Market for Common Equity and Related Stockholder Matters ........................    9
Item  6.  Management's Discussion and Analysis ............................................   10
Item  7.  Financial Statements ............................................................   13
Item  8.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure ........................................................   13

PART III
--------

Item  9.  Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act...............................   13
Item 10.  Executive Compensation...........................................................   13
Item 11.  Security Ownership of Certain Beneficial Owners and Management...................   13
Item 12.  Certain Relationships and Related Transactions...................................   13
Item 13.  Exhibits and Reports on Form 8-K..................................................  14

                                     PART I

ITEM 1.  BUSINESS

General
Jordan American Holdings, Inc. ("JAHI" or the "Company"), is an investment advisory firm which conducts business under the name "Equity Assets Management"
(EAM) and managed approximately $65 million in client accounts as of December 31, 1996. Management Securities, Inc., (MSI) a subsidiary of JAHI, is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

Wallace Neal Jordan, Chief Executive Officer of JAHI, founded Equity Assets Management, Inc. in 1972 and Management Securities, Inc. in 1986. Mr. Jordan acts as Senior Portfolio Manager for the Company and has a ten year employment agreement with JAHI that expires August 14, 2001.

The Company is registered with the Securities and Exchange Commission (SEC) as an investment advisor, and engages in business as a money manager of individually held equity portfolios and pooled investments. Jordan International Holdings, Inc., (JIH) a registered Commodity Pool Operator and Commodity Trading Advisor, was incorporated in 1989. JIH managed accounts which engaged in index futures trading and was officially dissolved in March of 1996.

Clients of JAHI consist of individuals, corporations, foundations, and individual retirement, corporate, group pension, profit-sharing plans and other accounts. The management objective of accounts managed by the Company is significant capital appreciation. The Company, at December 31, 1996, and 1995, managed approximately 577 and 685 accounts, respectively, and the average account values were approximately $113,199 and, $125,377, respectively.

JAHI is compensated for its management of accounts through two primary methods. The Company receives a fixed percentage of assets on an annual basis or a percentage of profits based upon the account's annual performance. As required by the SEC, only qualified clients may be charged on a percentage of profits basis (to the extent permitted by state law).

As of December 31, 1996, approximately 30% of the assets under management had contracted to pay the normal percentage of assets fee of 1.9% annually. Approximately 60% of the managed assets are billed on a performance basis whereby the Company normally receives 20% of the realized and unrealized gains in the account after each year of management. The Company also manages approximately 10% of its managed assets as wrap accounts, but as of February 1997 managed wrap accounts are no longer offered. Percentage of asset accounts are billed prior to the management fee period and performance billings are billed after the period of management. Percentage of assets and wrap investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase in the market value of a client's portfolio (performance billings), including interest and dividends, are fully recognized at the contract anniversary date after the period of management. Management fee compensation which is due to sales representatives is accrued when such fees are billed and is paid to sales representatives quarterly.

Asset management contracts are terminable upon written notice from the client(s) or the Company, and management fees are refundable on a pro-rata basis. For additional information regarding the Company's business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

Exceptional performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 60% of the Company's total assets under management. Additionally, because percentage of profit contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients.

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

Approximately 80% of JAHI's clients maintain their brokerage accounts with MSI. The affiliation between the Company and MSI is disclosed to all the Company's clients through Form ADV, Part II. MSI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. MSI does not hold funds or securities for clients and does not carry accounts of or for any customers of the Company. MSI currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the Securities Investor Protection Corporation (SIPC), acts as clearing house and custodian for the majority of Company accounts and processes all confirmations and monthly statements for JAHI clients who choose to hold their accounts with Pershing. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

While there can be no guarantee of achieving its objective, management of the Company is currently pursuing a restructuring of part or all of the Company's private placement of $3 million of 8% convertible cumulative non-voting preferred stock to improve the Company's earnings attributable to common stock by lessening or eliminating the current dividend on the preferred stock, which totaled $240,000 in 1996 and is expected to total the same amount in 1997 under its current status. Other than the dividend for the Company's preferred stock, there is no short or long term plan for the Company to issue a dividend or dividends to the holders of the Company's common stock.

The Company is also currently involved with the possible formation of a new investment limited partnership and an investment trust in order to increase assets under management and thereby seek to improve corporate earnings. There can be no guarantee that either of these entities will become working realities nor is there a guarantee that if formed, these entities will become profitable for the Company. Additionally, the Company is not averse to the possibility of acquiring other entities which the Company believes would be an asset to the Company in terms of the acquired entity's ability to generate additional revenues from its operations. The Company is considering the development of new products such as a market timing service related to changes in major market trends and an institutional product to gain greater access to potential new assets under management and make greater use of management's investment advisory services.

The Company plans to substantially increase expenditures for marketing and is pursuing business plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, improved marketing materials, joint ventures with marketing professionals, and other factors. Operationally, the Company is positioned with personnel and systems to manage as much as $500 million in total assets without a significant, or corresponding, increase in operating costs. Thus, the Company's profit margins may increase substantially with additional assets under management and strong performance in clients' managed accounts, and increased commission revenues from clients' accounts through MSI.

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

The Company develops prospective equity clients through seminars, attending money shows, television and radio appearances, advertising on its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. During 1996, the Company formed a joint venture with Impact Financial Network, Inc., a financial/estate planning firm which will be marketing the investment advisory services of the Company. Prospective clients receive Form ADV, Part II, as the Company's disclosure document and also provide information about themselves, their investment experience, and their net worth through new account forms and other methods.

Management believes the Company's long-term performance history of managed accounts provides a sound base for marketing the Company's investment advisory services to a growing network of brokers, institutions, and high-net worth individuals despite the fact that the Company's managed accounts have under performed the market averages over the last five years. JAHI's management anticipates that account performance along with improved and increased attention to new asset gathering will be the basis for the Company's long-term growth and corresponding increases in earnings per share and market value of JAHI common stock and warrants.

During the third quarter of 1996, the Company received the resignation of three outside board directors: Richard O. Donegan, Thomas H. Towler, and Lloyd C. Bensen. Mr. Donegan and Mr. Towler had been elected to the Board based upon their special knowledge of product marketing and their ability to contribute specifically to the Company's former subsidiary, Christian Purchasing Network. Mr. Bensen resigned from the Company in order to more fully devote himself to his involvement with a European-based firm.

Also during the third quarter of 1996, two new board members, subject to approval by a vote of shareholders in conjunction with the 1997 annual shareholder's meeting, were appointed: Mr. Ron Stiller, President of Impact Financial Network, Inc., a financial/estate planning firm and professional in the area of marketing and asset gathering with extensive radio and television experience and exposure; Mr. Robert Flaherty, President of Equities magazine, Harvard MBA graduate, and former award-winning journalist at Forbes magazine who specializes in analysis and promotion of emerging growth companies. The Company is seeking new board members with special abilities to increase the Company's assets under management and exposure of the Company's investment advisory services and common stock and warrants.

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the management fee revenue from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Fund"), a limited partnership with assets of approximately $11.5 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the partnership's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996. Third quarter 1997 revenues may or may not be materially impacted by revenues from the Fund as dependent upon investment decisions made by Fund manager Wallace Neal Jordan and other factors.

Because the Fund is billed in July of each year, there exists the possibility that significantly large earnings from the Fund may substantially impact the earnings per share of the Company, although there can be no guarantee that this will occur. Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company. All trading decisions for the Fund are made by Mr. Jordan. The Company also maintains investment accounts for itself which may also engage in speculative trading of stock index futures contracts and other securities.

Competition
The Company operates in a highly competitive industry with competition from other investment advisors, commodity trading advisors, broker-dealers, and mutual fund managers in addition to investment alternatives offered by insurance companies, banks, securities dealers and other financial institutions. Many of these institutions are able to engage in more extensive advertising and may offer accounts insured by federal corporations such as the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around understanding the general trend of the market as assisted by certain proprietary analysis, coupled with its exceptional long-term track record, make it an attractive alternative to the mutual fund industry and more traditional money managers.

Regulation
The Company will be subject, as are other companies in the securities industry, to general stock market conditions and fluctuations as influenced by Federal Reserve Board actions, both domestic and international economic and political conditions and events, and trends in business, finance and other factors.

The securities industry is subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodity Futures Trading Commission. Investment advisors, broker-dealers, and commodity trading advisors are highly regulated by both federal and state authorities and by self-regulatory organizations. Such regulations may restrict both the types of investments and amount of investments that JAHI may employ. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as MSI. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, and commodity trading business will not have an adverse effect upon the business of the Company, or that the Company will remain in compliance with all applicable law and regulations.

During 1996, the Nasdaq Stock Market proposed new listing standards for continued listing of securities on the Nasdaq Small-Cap Market which may adversely effect the Company should these listing standards be approved by the SEC and implemented by Nasdaq. There can be no guarantee that the Company will be able to meet or maintain these listing standards, which include but are not limited to a minimum share price of $1.00 for small-capitalization companies such as Jordan American Holdings, Inc. Should the Company not be able to meet or maintain the new listing standards if they become effective, the Company may be de-listed from its current listing and be traded on the Electronic Bulletin Board. Such an event, if it occurs, may adversely effect the trading and liquidity of the Company's common stock and warrants. Additionally, if the Company's securities are de-listed, proposed re-entry standards may be much more difficult for the Company to achieve in order to gain re-listing in the Nasdaq Small-Cap Market.

By law, investment advisors, broker-dealers, and investment companies are fiduciaries and are required to serve their clients' interests with undivided loyalty. The affiliation between the Company and MSI may continue to be scrutinized by the regulatory authorities described above because of the potential conflict of interest created by related-party transactions, and may be subject to various regulations which may affect the fees and charges of MSI. Because of this potential conflict of interest, these arrangements may be closely examined by the SEC and other regulatory authorities to determine that such transactions are conducted within the rules and regulations promulgated by the SEC and others. Findings to the contrary may subject the Company to censures, fines and/or other liabilities, or cause the Company to change its method of doing business, and could therefore have a material adverse effect on the Company. The SEC requires that these arrangements be in the best interests of the clients and that such arrangements be disclosed to them. While the Company believes that its existing and proposed relationships are in compliance with applicable law and regulations, findings to the contrary may have a material adverse effect upon the Company.

Additionally, because a substantial portion of the Company's outstanding common stock and warrants are held in EAM client accounts, other conflicts of interest may arise. As of February 1997, the management of JAHI has decided to attempt to remove all holdings of JAHI common stock and warrants from the company's managed accounts no later than December 31, 1997, to avoid any potential conflict of interest. While this will lower management fee revenues from these holdings in JAHI, management believes it is in the best interest of our clients to implement this policy and that this measure will further safeguard the company and its shareholders from potential liabilities stemming from this area.

Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities and investment advisor activities. The Company does not currently maintain errors and omission insurance policies insuring against this risk, although management has applied for this insurance and expects to have it in place by the end of fiscal year 1997.

Employees
At February 28, 1997, the Company employed six full-time personnel. Management of JAHI believes that clients of the Company have invested their assets with the Company primarily based upon the professional reputation of Mr. Jordan and, for many, their long-standing investment relationship. The Company may be materially adversely affected in the event of Mr. Jordan's death, as it is possible that many client accounts would choose to take their managed accounts elsewhere. However, current management of the Company believes that, because of greater management depth, especially in regard to Senior Assistant Portfolio Manager Charles R. Clark, who has begun his sixth year of training by Mr. Jordan, and improved management information systems, this may not necessarily occur. The Company maintains "key man" life insurance on Mr. Jordan in the amount of $3.75 million, which is payable to the Kirkland S. & Rena B. Lamb Foundation as redemption capital for the Lamb Foundation's current investment in $3 million worth of JAHI preferred stock. The Company is currently obtaining life insurance policies on Charles R. Clark and Frederick A. Whittlesey, both of whom are executive officers of the Company. Additionally, the Company maintains special life insurance coverage on Mr. Jordan, Mr. Clark, and Mr. Whittlesey whenever they are traveling by air.

ITEM 2. PROPERTIES

Please see "Notes to Consolidated Financial Statements", p. F-11, Note 5, for details regarding the sale of the Company's former headquarters in Sarasota, Florida. The Company currently rents its office space at 1875 Ski Time Square for approximately $2,300 per month.

In February 1994 the Company purchased a condominium in Steamboat Springs, Colorado, for approximately $162,000. The condominium was purchased for use in the Company's marketing of its investment advisory business and for general business purposes.

ITEM 3.  LEGAL PROCEEDINGS

In August 1994, as reported in detail in the Company's 1995 Form 10-KSB, Gene
K. Glasser, Sylvia Gusar and Evan Gusar (the "Claimants"), as Joint Personal Representatives of the Estate of Sidney Gusar (the "Decedent"), initiated an arbitration proceeding with the NASD against EAM, MSI, and Wallace Neal Jordan (the "Respondents"). In June 1996, as previously announced by the Company, an arbitration settlement was reached. The settlement had no material impact upon the ongoing operations of the Company. The matter is now closed.

On or about January 14, 1997, the Company received a Statement of Claim with respect to an arbitration commenced before the National Association of Securities Dealers, Inc. (the "NASD") on behalf of Anthony J. and Patricia J. Scalise alleging various claims grounded in the Florida Securities and Investor Protection Act, negligence, breach of fiduciary duty and fraud. The claimants seek $270,000 in alleged compensatory damages, interest, and attorney fees and costs, and also seek punitive damages of three times any compensatory award. The Company believes that the allegations of the claimants are wholly without merit and that the facts alleged by them are materially and significantly misstated, and intend to vigorously contest the arbitration.

Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock
The Company's common stock trades on The Nasdaq Small-Cap Market tier of The Nasdaq Stock Market under the symbol "JAHI." The following are the high and low sales prices for JAHI as reported by Nasdaq for the two year period ended December 31, 1996. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.


Common Stock Prices
-------------------
Year Ended December 31, 1995  High          Low
                              -----         -----
      First Quarter           $.88          $.50
      Second Quarter          $1.00         $.50
      Third Quarter           $1.81         $.94
      Fourth Quarter          $1.56         $1.00

Year Ended December 31, 1996  High          Low
                              -----         -----
      First Quarter           $1.56         $1.00
      Second Quarter          $1.44         $.91
      Third Quarter           $1.25         $.63
      Fourth Quarter          $1.19         $.59


On February 28, 1997, the closing price of the Company's common stock was $0.56. In addition, as of February 28, 1997, approximately 2,202,923 shares of common stock were held in accounts of JAHI clients, which represented approximately 21% of the Company's outstanding shares as of

December 31, 1996. Mr. Jordan owned approximately 41% of the Company's outstanding shares at December 31, 1996.

Dividends
The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 1996, the Company's policy was to retain all earnings for application in its business, which may include repurchasing shares of the Company's common stock. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and such other factors as the Board of Directors may deem relevant.

In January 1996, JAHI's Board of Directors approved a stock repurchase of up to $1.5 million of JAHI common stock. As of February 28, 1997, the Company had repurchased 243,168 shares of JAHI common stock.

The Company makes semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum, to the extent permitted by Florida law. Total payments in 1996 were $240,000 and projected annual payments for 1997 are also $240,000.

Holders
As of December 31, 1996, there were 10,678,376 outstanding shares of the Company's common stock and 265 holders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

To the extent that any information in this report contains forward-looking implications, they may differ materially from actual results due to the success, or lack thereof, of JAHI's management of the company and clients' stock portfolios and pooled investments as influenced by market conditions and other factors. There can be no guarantee that they will have any impact, positive or negative, upon the earnings and/or operations of the company.

Results of Operations
Net income for fiscal year 1996 was $291,560 or $0.03 per common share and share equivalent compared to a net income of $562,176 or $0.05 per common share and share equivalent for the same period in 1995. Net income was primarily effected by a reduction in performance billing revenues during the last two quarters of fiscal 1996 and by significantly decreased revenues from its broker-dealer subsidiary, MSI. Revenues from investment advisory fees for fiscal year 1996 totaled $1,738,627 compared to revenues from investment advisory fees of $1,950,697 for the same period in 1995.

Commission revenues decreased for fiscal year 1996 to $478,133 as compared to $915,704 for the same period in 1995, a decrease of approximately 48%. This decline was due to fewer stock transactions resulting from a decrease in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors.

Both management fees and commission revenue for the third and fourth fiscal quarter were relatively weak because of performance in clients' managed accounts, no increase in total assets under management, and below normal trading in managed accounts. Unless account performance and asset gathering, or trading activity improves or increases, respectively, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively. Additionally, current trends in retention of client assets show that for fiscal 1996 the company experienced a net loss in assets under management, i.e., more assets in client accounts departed from the Company's management than were brought in as new managed assets.

Selling, general, and administrative ("SG&A") expenses of $1,785,891 were incurred during fiscal 1996, compared to SG&A expenses of $1,840,486 for the same period in 1995, a decrease of approximately 3%. The Company plans to substantially increase marketing expenditures in 1997 related to gathering new managed accounts and the further implementation of an ongoing investor relations plan to create exposure for the Company's common stock and warrants.

Total other income was $111,987 for fiscal 1996, compared to $117,160 for fiscal year 1995. The net other income for fiscal 1996 was due primarily to investing and trading activity offset by the amount of the arbitration settlement.

Liquidity and Capital Resources
At December 31, 1996, the Company had cash and cash equivalents of $1,725,056 versus $2,424,806 at December 31, 1995. This decrease is primarily due to use of cash in investing in securities and cash used to repurchase shares of JAHI common stock. Marketable securities were valued at $495,625 at December 31, 1996, as compared to $355,238 at December 31, 1995, an increase of approximately 40%. Additionally, on December 31, 1996, the Company invested $500,000 into a convertible debenture (see accompanying notes to financial statements) which will pay interest during 1997 at a rate of 8%. This debenture, combined with the note from the sale of the Company's former headquarters in Florida for $446,175, constitute the "Notes receivable" total of $946,175 shown on the Company's balance sheet as of December 31, 1996.

Accounts payable and accrued expenses were $290,030 at December 31, 1996, as compared to $169,757 at December 31, 1995, an increase of approximately 71%. This increase is primarily due to accruals during the 1996 fiscal year for marketing expenses and various professional fees. Accruals are based upon actual expenses incurred including both billed and unbilled expenses.

The Company's previously announced Joint Venture with Impact Financial Network, Inc. will initially result in significant cash requirements from the Company until such time as the Company is reimbursed by Impact Management Services, Inc., a wholly-owned subsidiary of Impact Financial Network, Inc., out of the administrative fees collected from the operations of Impact Management Growth Portfolio.

Net cash provided by operating activities for fiscal year 1996 was $553,091 compared to $862,401 for the same period in 1995. Net cash used in investing activities for fiscal 1996 were $420,800 compared to $57,522 for 1995. This increase is due primarily to the Company's investment in the $500,000 debenture described above. Net cash used in financing activities for fiscal 1996 was $832,041 compared to $295,243 for 1995. This increase was due to $231,220 used for purchase and retirement of the Company's common stock and $373,121 used to pay off the mortgage on the Company's former corporate headquarters in Sarasota, Florida.

Management of the Company believes current and long-term cash needs will be met despite increased marketing expenses and the ongoing stock buyback of the Company's common stock. At December 31, 1996, the Company had $2,220,681 in cash and marketable securities.

The average compound performance of the Company's managed accounts in 1996 was -3.80% compared to a return for 1995 of 34.42% Because approximately 60% of the Company's managed assets are billed on a performance fee basis, revenue from these accounts was substantially higher in 1995 than in 1996. It is likely that future net income of the Company will be substantially impacted by general stock market conditions and corresponding investment management decisions made by key personnel within the Company.

The Company's assets under management as of December 31, 1996, were approximately $65 million as compared to approximately $86 million as of the end of fiscal year 1995. Total assets under management will always have a direct impact upon investment advisory revenues. The Company continues to seek additional assets to manage and believes additional assets will be brought under management during 1997.

In February 1993, JAHI completed a $3 million private placement of 750,000 units. Each unit is comprised of four shares of 8% cumulative convertible non-voting preferred stock (the "Preferred Stock") and one share of Common Stock. The Preferred Stock is convertible at the rate of one share of Common stock for each $3.50 in face amount of Preferred Stock converted. The face amount equals the initial offering price of $1.00 per share. If at any time the closing bid price of JAHI Common Stock exceeds $5.25 per share for a period of thirty consecutive trading days, the Company may, upon thirty days' written notice, convert the Preferred Stock to Common Stock using the above conversion rate. If the conversion of Preferred Stock to Common Stock occurred, the Company would then be relieved of $240,000 in annual preferred dividend payments to the holders of the Preferred Stock.

Under the Investment Company Act of 1940 (the "1940 Act"), a company which invests more than 40% of its total assets, on an unconsolidated basis, in securities, excluding certain securities such as government securities, cash items, and subsidiaries which are not investment companies, is subject to the registration provisions of the 1940 Act. The Company does not intend to invest its assets in a manner which would require registration under the 1940 Act. To this end, it intends to monitor the value of its investments on a monthly basis. If the value of the Company's investments fluctuate to the extent that they exceed 40% of total assets on an unconsolidated basis, the Company would be required to register as an investment company or seek an exemption therefrom. The 1940 Act and rules promulgated thereunder impose restrictions and limitations on the activities of an investment company, which may adversely impact the Company's business and operations.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method or application of those principles or practices. Please see financial statements (Arthur F. Bell, Jr. & Associates, L.L.C. audit) on pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with the Company's auditors regarding accounting and financial disclosures during fiscal year 1996.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

                                            PART IV

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

    3.1     Articles of Incorporation as amended  (1)
    3.2     Bylaws as amended  (1)
    4.1     Specimen Certificate of Common Stock  (1)
    4.2     Specimen Warrant Certificate  (1)
    4.3     Form of Warrant Agreement, as amended  (1)
    4.4     Form of IPO Underwriter's Warrant  (1)
    4.5     Designations of 8% Cumulative Convertible Preferred Stock  (3)
   10.1     Employment Agreement between the Company and W. Neal Jordan  (2)
   10.2     Non-Competition Agreement between the Company and W. Neal Jordan (2)
   10.3     Share Exchange Agreement dated July 27, 1995, between the Company and Thomas J. McElheny (4)
   10.4     First Amendment to Share Exchange Agreement dated January 29, 1996, between the Company and Thomas J. McElheny  (5)
   21       Subsidiaries of the Company
   23.1     Arthur F. Bell, Jr. & Associates, L.L.C., Consent
   27.1     Financial Data Schedule

(1) Incorporated herein from certain exhibits to the Company's Registration Statement on Form S-1, File No. 33-31324, as declared effective by the Securities and Exchange Commission on June 5, 1990.

(2) Incorporated herein from certain exhibits to the Company's Current Report on Form 8-K dated August 15, 1991.

(3)  Included in Exhibit 3.1.

(4) Incorporated herein from Exhibit No. 2.1 to the Company's Current Report on Form 8-K dated August 1, 1995.

(5) Incorporated herein from Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 18, 1995, as amended, disclosing the change in its independent certified public accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JORDAN AMERICAN HOLDINGS, INC.
                                   (Registrant)

Dated March 20, 1997               By:/s/ Wallace Neal Jordan
                                   ------------------------------
                                   Wallace Neal Jordan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated March 20, 1997               /s/ Wallace Neal Jordan
                                   -----------------------------------------
                                   Wallace Neal Jordan, Chairman of the
                                   Board, President, Chief Executive Officer

Dated March 20, 1997               /s/ Charles R. Clark
                                   -----------------------------------------
                                   Charles R. Clark, Director, Senior
                                   Vice-President,
                                   Chief Operating Officer

Dated March 20, 1997               /s/ Robert J. Flaherty
                                   -----------------------------------------
                                   Robert J. Flaherty, Director

Dated March 20, 1997               /s/ Ronald A. Stiller
                                   -----------------------------------------
                                   Ronald A. Stiller, Director

Dated March 20, 1997               /s/ Frederick A. Whittlesey
                                   -----------------------------------------
                                   Frederick A. Whittlesey, Secretary,
                                   Treasurer,
                                   Chief Financial Officer

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES

                                    --------


                                      INDEX

                                    ---------



                                                            PAGES



Independent Auditor's Report                                    F-1

Consolidated Financial Statements

  Consolidated Balance Sheets
    December 31, 1996 and 1995                                  F-2

  Consolidated Statements of Operations
    For the Years Ended December 31, 1996 and 1995              F-3

  Consolidated Statements of Stockholders' Equity
    For the Years Ended December 31, 1996 and 1995           F-4 - F-5

  Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1996 and 1995              F-6

  Notes to Consolidated Financial Statements                 F-7 - F-20

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 821-8000

                               FAX (410) 321-8359

Member:                                                             Heaver Plaza

American Institute of Certified Public Accountants                     Suite 200

  SEC Practice Section                                            1301 York Road

Maryland Association of Certified Public Accountants  Lutherville,Maryland 21093



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Jordan American Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Jordan American Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






January 31, 1997
Lutherville, Maryland

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995






                                                                         1996        1995
                                                                         ----        ----
ASSETS
  Cash and cash equivalents                                         $1,725,056   $2,424,806
  Marketable securities                                                495,625      355,238
  Investment advisory fees receivable, net of allowance for
     doubtful accounts of $13,000 in 1996 and $115,561 in 1995          92,796      390,008
  Receivable from clearing broker                                      102,999       66,647
  Deposit with clearing broker                                          25,000       25,000
  Prepaid expenses and other current assets                             42,954       18,193
  Land and building held for sale (note 5)                                   -      557,832
  Receivable from affiliates and officer (note 7)                      139,250            -
  Notes receivable (note 5)                                            946,175            -
  Property and equipment, net (note 4)                                 189,901      196,164
                                                                    ----------   ----------

          Total assets                                              $3,759,756   $4,033,888
                                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                             $  290,030     $169,757
  Deferred investment advisory fees                                    213,942      315,254
  Note payable (note 5)                                                      -      373,121
                                                                    ----------   ----------

          Total liabilities                                            503,972      858,132
                                                                    ----------   ----------

  Stockholders' equity (notes 6, 7, 10 and 11):
     8% cumulative, convertible, non-voting preferred stock,
       $0.01 par value; $1.00 liquidation value; authorized
       5,000,000 shares; issued and outstanding 3,000,000 shares        30,000       30,000
     Common stock, $0.001 par value; authorized 20,000,000 shares;
       issued and outstanding 10,678,376 shares and 10,836,544
       shares at December 31, 1996 and 1995, respectively               10,678       10,836
     Additional capital                                              4,930,202    5,197,632
     Accumulated deficit                                            (1,715,096)  (2,062,712)
                                                                    ----------   ----------

          Total stockholders' equity                                 3,255,784    3,175,756

  Commitments, contingencies and related party transactions
     (notes 7 and 11)                                                        -            -
                                                                    ----------   ----------

          Total liabilities and stockholders' equity                $3,759,756   $4,033,888
                                                                    ==========   ==========





          See accompanying notes to consolidated financial statements.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1996 and 1995



                                                              1996        1995
                                                              ----        ----
REVENUES
  Investment advisory fees                                 $1,738,627  $1,950,697
  Commission income                                           478,133     915,704
                                                           ----------  ----------

          Total revenues                                    2,216,760   2,866,401
                                                           ----------  ----------

  Selling, general and administrative expenses              1,785,891   1,840,486
                                                           ----------  ----------

          Operating income                                    430,869   1,025,915
                                                           ----------  ----------

OTHER INCOME (EXPENSES)
  Interest and dividends                                      134,540      99,375
  Realized gain (loss) from investing and trading             194,215     (17,941)
  Unrealized gain (loss) from investing and trading          (118,866)     41,197
  Arbitration settlement (note 11)                            (99,348)          -
  Other, net                                                    1,446      (5,471)
                                                           ----------  ----------

          Total other income, net                             111,987     117,160
                                                           ----------  ----------

          Net income from continuing operations
             before income taxes                              542,856   1,143,075

          Income taxes (note 9)                               (11,296)          -
                                                           ----------  ----------

          Net income from continuing operations               531,560   1,143,075
                                                           ----------  ----------

  Operating (loss) from discontinued operations (note 8)            -    (298,462)
  Loss on disposal of business segment (note 8)                     -     (42,437)
                                                           ----------  ----------

          Net (loss) from discontinued operations                   -    (340,899)
                                                           ----------  ----------

          Net income                                          531,560     802,176

  Dividends on preferred stock                                240,000     240,000
                                                           ----------  ----------

          Net income attributable to common stock          $  291,560  $  562,176
                                                           ==========  ==========

          Net income (loss) attributable to common stock
             per share and share equivalent
              Continuing operations                        $      .03  $      .08
              Discontinued operations                               -        (.03)
                                                           ----------  ----------

                Net income per share and share equivalent  $      .03  $      .05
                                                           ==========  ==========

  Weighted average number of share and share equivalents
     outstanding                                           10,767,000  11,161,000
                                                           ==========  ==========



          See accompanying notes to consolidated financial statements.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995

                                  -----------




                                                 Preferred Stock       Common Stock
                                                 $0.01 par value     $0.001 par value
                                                 ---------------     ----------------
                                                Shares    Amount     Shares    Amount
                                                ------    ------     ------    ------
Balance at December 31, 1994                   3,000,000  $30,000  11,284,208  $11,284

Retirement of 32,052 shares of treasury stock          -        -     (32,052)     (32)
Issuance of common stock as compensation               -        -      11,905       12
Issuance of loyalty shares                             -        -         389        -
Retirement of common stock received upon
  disposition of subsidiary                            -        -    (427,906)    (428)
Consolidated net income                                -        -           -        -
Dividends on preferred stock                           -        -           -        -
                                               ---------  -------  ----------  -------

Balance at December 31, 1995                   3,000,000   30,000  10,836,544   10,836

Issuance of common stock upon
  exercise of options                                  -        -      15,000       15
Purchase and retirement of common stock                -        -    (173,168)    (173)
Consolidated net income                                -        -           -        -
Dividends on preferred stock                           -        -           -        -
                                               ---------  -------  ----------  -------

Balance at December 31, 1996                   3,000,000  $30,000  10,678,376  $10,678
                                               =========  =======  ==========  =======




See accompanying notes to consolidated financial statements.

                                              Treasury                Total
 Additional             Accumulated            Stock              Stockholders'
  Capital                Deficit              at Cost                Equity
  -------                -------              -------                ------
$ 5,672,444           $(2,762,768)          $   (50,145)          $ 2,900,815

    (29,968)              (20,145)               50,145                     -
      9,661                     -                     -                 9,673
          -                     -                     -                     -

   (214,505)              (81,975)                    -              (296,908)
          -               802,176                     -               802,176
   (240,000)                    -                     -              (240,000)
-----------           -----------           -----------           -----------

  5,197,632            (2,062,712)                    -             3,175,756


     19,673                     -                     -                19,688
    (47,103)             (183,944)                    -              (231,220)
          -               531,560                     -               531,560
   (240,000)                    -                     -              (240,000)
-----------           -----------           -----------           -----------

$ 4,930,202           $(1,715,096)          $         -           $ 3,255,784
===========           ===========           ===========           ===========

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995


                                                                       1996       1995
                                                                       ----       ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income from continuing operations                             $  531,560  $1,143,075
  Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
        Depreciation                                                    23,720      72,199
        Realized (gain) loss from investing and trading               (194,215)     17,941
        Unrealized (gain) loss from investing and trading              118,866     (41,197)
        Issuance of common stock as compensation                             -       9,673
        Issuance of common stock upon exercise of options                7,388           -
        Change in operating assets and liabilities:
           Investment advisory fees receivable                         297,212    (290,011)
           Trading marketable securities                               (65,038)     29,372
           Prepaid expenses and other current assets                   (61,113)     18,731
           Receivable from affiliates                                 (124,250)          -
           Accounts payable and accrued expenses                       120,273      55,390
           Deferred investment advisory fees                          (101,312)     32,458
                                                                    ----------  ----------

              Net cash provided by continuing operations               553,091   1,047,631
                                                                    ----------  ----------

              Net cash (used in) discontinued operations                     -    (185,230)
                                                                    ----------  ----------

              Net cash provided by operating activities                553,091     862,401
                                                                    ----------  ----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Purchase of convertible subordinated debenture                      (500,000)          -
  Proceeds from sale of land and building                              111,657           -
  Capital expenditures, net                                            (17,457)     (6,434)
  Loan to officer                                                      (15,000)          -
  Discontinued operations                                                    -     (51,088)
                                                                    ----------  ----------

              Net cash (used in) investing activities                 (420,800)    (57,522)
                                                                    ----------  ----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Purchase and retirement of common stock                             (231,220)          -
  Proceeds from exercise of stock options                               12,300           -
  Dividends on preferred stock                                        (240,000)   (240,000)
  Repayment of note payable                                           (373,121)    (55,243)
                                                                    ----------  ----------

              Net cash (used in) financing activities                 (832,041)   (295,243)
                                                                    ----------  ----------

              Net increase (decrease) in cash and cash equivalents    (699,750)    509,636

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,424,806   1,915,170
                                                                    ----------  ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $1,725,056  $2,424,806
                                                                    ==========  ==========

Supplemental cash flow information:

  Interest paid on note payable                                     $    1,045  $   36,555
                                                                    ==========  ==========

  Income taxes paid                                                 $   11,296  $        -
                                                                    ==========  ==========

  See note 3 and note 5 regarding noncash financing and investing activity.


          See accompanying notes to consolidated financial statements.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995




Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Business

          Jordan American Holdings, Inc. and subsidiaries (JAHI/the Company) was incorporated in Florida in May 1989. The Company was previously known as Christian Purchasing Network, Inc. until the Company's name was changed in June 1993. The Company provides investment advisory and portfolio management services. Prior to August 1, 1995, the Company was also engaged in the business of selling capital goods, principally furniture, to the church market.

     B.   Consolidation

          The consolidated financial statements include the accounts of JAHI and its various subsidiaries (see note 2). All significant intercompany transactions have been eliminated during consolidation.

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Company's management, and based upon prescribed guidelines of the Securities and Exchange Commission's (SEC) Small Business (SB) Regulations. Such consolidated financial statements are not intended to include all disclosures required by the SEC's Regulation S-X.

     C.   Disposal of Business Segment

          Due to the disposal of the Company's church products business segment during 1995 (see notes 2, 3, 8 and 12), the 1995 loss and cash flows from the disposed business segment are separately stated in the consolidated statements of operations and cash flows.

          Certain of the Company's significant accounting policies relate to the Company's church products business segment which generated revenues during 1995 from the sales of church products and marketing fees.

     D.   Property and Equipment

          Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (five or seven years for furniture, fixtures and office equipment and thirty years for buildings). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized currently. The cost of maintenance and repairs is charged to expense as incurred, whereas renewals and capital improvements are capitalized.

          Land and building held for sale is recorded at cost less accumulated depreciation which approximates net realizable value.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                  -----------


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     E.   Investment Advisory Fees

          Investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the contract anniversary date. Commissions due sales representatives are accrued for when such fees are earned.

          The Company's revenues are significantly dependent upon the performance of customers' investment portfolios. Such performance is impacted by changes in securities and commodities prices. The revenue presented in the consolidated statements of operations may not be indicative of future performance.

          As discussed in note 7, certain investment advisory customer accounts contain common stock of the Company. The Company, at the discretion of Wallace Neal Jordan, has elected not to bill certain customers whose accounts: (i) contain Company common stock, (ii) have market values that are in a state of decline and/or (iii) have appreciation rates below that for which Mr. Jordan believes billing is appropriate. The aggregate dollar value of such unbilled amounts was approximately $35,000 and $26,000 for the years ended December 31, 1996 and 1995, respectively.

     F.   Commission Income

          Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

     G.   Cash and Cash Equivalents

          All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

     H.   Marketable Securities

          Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. The cost of marketable securities was $677,757 and $418,504 at December 31, 1996 and 1995, respectively. In addition, the Company engages in the trading of stock index futures contracts which are valued at market value. Realized gain (loss) from the trading of futures contracts amounted to approximately $167,000 and $(123,000) during 1996 and 1995, respectively. No open contracts existed at December 31, 1996 and 1995.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                   ---------


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     I.   Deposit With Broker

          The Company entered into an agreement with a clearing broker which requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a "cash equivalent" for consolidated financial statement purposes.

     J.   Marketing Fees

          Marketing fees represented commissions earned for the referral of churches to a manufacturer of photographic copying machines as well as other suppliers of church goods and services. Commissions were contingent upon the placement of products at the various churches serviced by the Company's church products division.

     K.   Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     L.   Net Income (Loss) Per Share and Share Equivalent

          Consolidated net income (loss) per share and share equivalent is based upon the weighted average number of share and share equivalents outstanding during the period. The calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.

Note 2.  OPERATIONS OF JAHI AND SUBSIDIARIES

          At December 31, 1996 and 1995, the Company owned 100% of the issued and outstanding common stock of Management Securities, Inc. (MSI). Prior to March 15, 1996, the Company also owned 100% of the issued and outstanding stock of Jordan International Holdings, Inc. (JIH) which was dissolved effective March 15, 1996.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                  ------------



Note 2.  OPERATIONS OF JAHI AND SUBSIDIARIES (CONTINUED)

         Prior to August 1, 1995 (see note 3), JAHI also owned 100% of the issued and outstanding common stock of Christian Purchasing Network, Inc. (CPN), Christian Purchasing Network Insurance Services, Inc. (CPN Insurance), Equity Assets Management, Inc. (EAM), and two dormant subsidiaries whose operations were discontinued during 1992.

     A.   Jordan American Holdings, Inc.

          Prior to August 1, 1995, JAHI served primarily as a holding company for the various wholly-owned subsidiary operations. Subsequent to the August 1, 1995 merger with EAM (see note 3), JAHI's primary business is providing investment advisory and portfolio management services to institutional and individual investors. JAHI's customer investment transactions are primarily brokered through MSI, a registered broker and dealer in securities acting as non-clearing introducing broker. Prior to JIH's dissolution, all of its customer agreements were with Wallace Neal Jordan and had been assigned to JAHI.

     B.   CPN

          CPN provided churches and their ministries with supplies and church furnishings such as pews, pulpits, sound systems, drapes, carpeting and other capital goods for newly constructed churches and refurbished existing churches. The Company also received marketing fees as discussed in note 1(J) above.

     C.   CPN Insurance

          CPN Insurance acted as agent to provide insurance products to the public and to members of the churches served by JAHI's church products division.

Note 3.  DISPOSITION OF CPN, MERGER AND SUBSIDIARY DISSOLUTIONS

         On July 27, 1995, JAHI entered into a Share Exchange Agreement with Thomas J. McElheny, the Company's then president, pursuant to which Dr. McElheny agreed to acquire all of the outstanding common stock of CPN from the Company in exchange for 427,906 shares of the Company's stock owned by Dr. McElheny (the "Disposition").

         The Disposition occurred as of August 1, 1995. At closing, CPN repaid its intercompany debt to the company as follows: approximately $129,000 in cash and $75,000 pursuant to a promissory note, which was due in full on September 1, 1995, and which was secured by CPN's accounts receivable. The note bore interest at 8% per annum. After August 1, 1995, the Company's business consists solely of offering investment advisory, portfolio management and brokerage services to institutional and individual clients. Upon acquisition of CPN, Dr. McElheny resigned as president of the Company.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                  -----------



Note 3.  DISPOSITION OF CPN, MERGER AND SUBSIDIARY DISSOLUTIONS (CONTINUED)

         Just prior to the Disposition, the Company merged EAM into the Company and dissolved CPN Insurance and its two dormant subsidiaries. JAHI continues to do business as Equity Assets Management, thus allowing continuity of name recognition to clients and the public.

Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows at December 31:


                                                        1996       1995
                                                        ----       ----

            Building and improvements                 $163,107   $163,107
            Furniture, fixtures and equipment          105,913     88,456
                                                       -------     ------

                                                       269,020    251,563
              Less accumulated depreciation            (79,119)   (55,399)
                                                       -------    -------

                                                      $189,901   $196,164
                                                      ========   ========


Note 5.   NOTES RECEIVABLE AND NOTE PAYABLE

          The note payable was incurred in connection with the purchase of the Company's former corporate headquarters in Sarasota, Florida. The initial principal value of the note was $440,000 and bore interest at a rate of 8.50% per annum. The note was repayable to the previous property owner in monthly installments of principal and interest of $6,985 through August 2001. The note was secured by the related land and building.

          On January 12, 1996, the Company sold the land and building and repaid the outstanding principal balance of $373,121. The land and building were sold for $557,832 of which $111,657 was received in cash. A three year promissory note was received from the purchaser for the balance of $446,175. The entire principal balance of the note is due on January 12, 1999. The note bears interest at a rate of 8% per annum and the Company receives monthly interest payments of $2,975. The note is secured by the related land and building.

          On December 31, 1996, the Company purchased a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. ("BRAI"). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 8% for 1997, 10% for 1998, 12% for 1999 and 14% thereafter. The principal amount of the note is included in notes receivable in the December 31, 1996 consolidated balance sheet.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                ---------------


Note 5.  NOTES RECEIVABLE AND NOTE PAYABLE (CONTINUED)

         In connection with the purchase of the debenture, the Company also acquired, at no cost, a warrant to subscribe for and purchase from BRAI up to 350,000 fully paid and nonassessable shares of BRAI's common stock (the "Stock Purchase Warrant"). The purchase rights represented by this warrant are exercisable by the Company, in whole or in part, at any time through December 31, 2006 at an exercise price of $3.00 per share.

         The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity and the credit worthiness of the borrowers. The Company's management has estimated the value of the Stock Purchase Warrant to be $0 at December 31, 1996. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the Stock Purchase Warrant.

Note 6.  STOCKHOLDERS' EQUITY

         During June 1990, JAHI filed a registration statement offering for sale units, at $10 per unit, with each unit consisting of five shares of common stock and five warrants ("Public Warrants"). The warrants allowed the holder to purchase one share of common stock, upon the exercise of two warrants, for $3.20 per share, for a period of five years from the date of the prospectus (June 5, 1990). MSI acted as underwriter for this initial public offering. Substantially all of the units underwritten by MSI were sold to EAM customers.

         Prior to June 1995, the Company had stock warrants outstanding entitling the warrant holder to acquire approximately 1,113,000 shares of common stock at the price of $3.20 per share. The Company also had outstanding Underwriter Warrants related to the initial public offering which entitled MSI to purchase 44,545 units of the Company at a price of $16.50 per unit. Each unit consisted of five shares of common stock and five stock warrants. Two stock warrants entitled MSI to purchase one share of the Company's common stock at $3.84 per share. Management of the Company reached an oral agreement with Wallace Neal Jordan that the rights to such warrants were transferred to Mr. Jordan immediately prior to the acquisition of MSI by the Company.

         During June 1995, JAHI filed a registration statement amending certain terms of the above mentioned warrants. The Public Warrants, which were originally to expire on June 5, 1995, were amended to reduce the exercise price to $2.50 and to extend their expiration date for a period of five years to June 5, 2000. The Underwriter Warrants, which were originally to expire on dates ranging from September 27, 1995 to January 8, 1996, were amended (i) to reduce the exercise price to $12.90 per unit; (ii) so that two stock warrants entitle the holder to purchase one share of common stock for $3.00 per share; and (iii) to extend their respective expiration dates for a period of five years to dates ranging from September 27, 2000 to January 8, 2001.

         At December 31, 1996 and 1995, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $2.50 per share. The Company also had outstanding Underwriter Warrants related to the initial public offering entitling Wallace Neal Jordan (pursuant to the aforementioned oral agreement) to purchase 44,545 units of the Company at a price of $12.90 per unit.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                 --------------


Note 6.  STOCKHOLDERS' EQUITY (CONTINUED)

         In connection with a second public offering of 650,000 shares of the Company's common stock during May 1992, the Company has designated up to approximately 83,000 shares of common stock issuable at no additional consideration to purchasers of common stock in such offering, who provide reasonable satisfactory evidence to the Company of their continuous beneficial ownership of such shares on a date which is 13 months from the date of the completion of the offering. During the years ended December 31, 1996 and 1995, a total of 0 and 389, respectively, of such "loyalty shares" were issued.

         JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

         During 1993, the Company completed a $3,000,000 private placement of 750,000 units, each unit comprised of four shares of 8% cumulative, convertible, non-voting preferred stock and one share of common stock.
          All units were sold to a customer of EAM (see note 7). The common stock issued in this offering was given to the Company by three officers of the Company for no additional consideration.

         The preferred stock is convertible at the rate of one share of common stock for each $3.50 in Face Amount ($1.00) of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in Face Amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends.

         In connection with the preferred stock offering, the Company obtained "key man" life insurance on the life of Wallace Neal Jordan, in the amount of $3,750,000, with the Company as the beneficiary. In the event of Mr. Jordan's death, the benefit shall be paid by the Company to the holders of the Preferred Stock outstanding on that date, at the rate of $1.25 per share, in exchange for such shares. The Company has also agreed to use its best efforts to continue to maintain sufficient insurance so long as there are shares of the Preferred Stock outstanding. During January 1996, the provisions of the life insurance were changed so that the holder of Preferred Stock outstanding became the direct beneficiary.

         During the year ended December 31, 1994, the Company issued 32,052 shares of its common stock to an individual in settlement for the termination of certain threatened litigation against the Company. The Company also agreed to guarantee a loan of this individual at a financial institution. Subsequent to the issuance of the common stock, the individual defaulted on the guaranteed loan. The Company repaid outstanding loan balances totaling $50,145 and received in consideration the 32,052 shares previously issued. During 1995, the Company retired these 32,052 shares of common stock.

         In January 1996, the Board of Directors approved repurchase by the Company of up to $1.5 million worth of the Company's common stock. During 1996, the Company repurchased 173,168 shares of its common stock at a cost of $231,220 pursuant to the stock repurchase program.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995



Note 7.   RELATED PARTY TRANSACTIONS

          At December 31, 1996 and 1995, Company officers, directors, and their family members owned 4,863,206 and 5,435,479 shares (46% and 50%), respectively, of the Company's common stock. Also at December 31, 1996 and 1995, approximately 2,183,000 and 2,408,000 shares (20% and 22%), respectively, of JAHI common stock were held in the accounts of the Company's customers. Wallace Neal Jordan has limited control over these shares, and he will not exercise such authority without specific customer authorization. Many of the Company's customers acquired their shares during the initial public offering, and thus also own warrants enabling them to purchase additional shares of JAHI common stock.

          During 1996, the Company loaned Wallace Neal Jordan, the Company's Chief Executive Officer, $15,000 in exchange for a two year note payable in full, upon demand, prior to October 9, 1998. The note bears interest at a rate of 6% per annum and the Company receives quarterly interest payments commencing December 31, 1996.

          During 1996, the Company entered into an Agreement of Joint Venture with Impact Financial Network, Inc. ("Impact") for the purpose of forming Impact Management Investment Trust (the "Trust"). Ronald A. Stiller, the President of Impact, is also a member of the Board of Directors of the Company. The Trust is a Massachusetts Business Trust which will operate as a registered investment company (mutual fund). The Trust will be distributed through MSI and the Company will be the investment advisor of the Trust. The Trust will be marketed and sold through Impact.

          Pursuant to the provisions of the Agreement of Joint Venture, all expenses associated with the creation, maintenance and operation of the Trust and the initial Investment Company (known as Impact Management Growth Portfolio) that is formed under the Trust shall be funded from the Administration Fees that are paid by the Trust to Impact Management Services, Inc., a wholly owned subsidiary of Impact. As of December 31, 1996, the Company had incurred $87,871 of costs associated with the creation of the Trust and Impact Management Growth Portfolio. During 1996, the Company paid various promotional costs on behalf of Impact which amounted to approximately $6,000. These amounts are subject to future reimbursement from Impact and its affiliates.

          During 1996, the Company began the formation of Jordan New Millennium Fund, L.P. (the "Partnership"). The Partnership intends on engaging in the business of trading and investing in securities of United States issuers, primarily in publicly traded common and preferred stocks. It is anticipated that the General Partner of the Partnership will be Jorkar Management, L.P. of which the Company will be the General Partner and, accordingly, the Company will receive a portion of the fees earned by Jorkar Management, L.P. As of December 31, 1996, the Company has paid costs incurred in connection with the formation of the Partnership amounting to $30,506. This amount, along with any additional amounts incurred, will be repaid to the Company by the Partnership out of the proceeds of the Partnership's private placement offering.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


                                  ------------

Note 7.   RELATED PARTY TRANSACTIONS (CONTINUED)

          In 1994, Wallace Neal Jordan established the Jordan Index Fund, L.P. (the Fund). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain customers of the Company participate in the Fund at the sole discretion of such customers. Additionally, certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. Such fees amounted to $0 and $90,076 for the years ended December 31, 1996 and 1995, respectively.

Note 8.   DISCONTINUED OPERATIONS

          Effective August 1, 1995, the Company's former President, Thomas J. McElheny, purchased all the common stock outstanding of CPN in exchange for 427,906 shares of JAHI (see note 3). The book value of CPN at the date of the transaction approximated the fair market value of the shares of JAHI received by the Company. However, the Company did incur approximately $42,000 of costs associated with the Share Exchange Agreement and disposal of CPN.

          Summarized financial information for discontinued operations is as follows:

                                                      Period Ended
                                                     August 1, 1995
               Revenues
                 Sales of church products              $1,158,696
                 Marketing fees                           221,382
                                                       ----------

                 Total revenue                          1,380,078
                                                       ----------

               Expenses
                 Cost of church products sold             957,955
                 Selling, general, administrative and
                    other income (loss)                   720,585
                                                       ----------

                 Total expenses                         1,678,540
                                                       ----------

                 Net (loss)                            $(298,462)
                                                       ==========

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


                                  -----------

Note 9.   INCOME TAXES

          The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carryforwards for U.S. income tax purposes. As of December 31, 1996 and 1995, the Company had approximately $2,660,000 and $3,240,000, respectively, in pretax U.S. net operating loss carryforwards, expiring through the year 2007. A large portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of
          Section 382 of the U.S. Internal Revenue Code. The deferred tax assets that result from such operating loss carryforwards of approximately $903,000 and $1,102,000 at December 31, 1996 and 1995, respectively, have been fully reserved for in the accompanying consolidated financial statements. During the years ended December 31, 1996 and 1995, the valuation allowance established against the net operating loss carryforwards decreased by $199,000 and $376,000, respectively, representing the utilization of certain carryforwards to offset taxable income during 1996 and 1995.

          Income tax expense for 1996 reflected in the consolidated statements of operations relates primarily to alternative minimum tax, computed based on estimated alternative minimum taxable income for the year.

Note 10.  STOCK OPTIONS

          During August 1991, the Board of Directors of JAHI approved the Long-Term Incentive Plan (the Plan), a non-qualified stock option plan. The aggregate number of shares of common stock which may be granted by the Company will not exceed a maximum of 1,000,000 shares during the period of the Plan.

          The option price per share shall be at least the fair market value (as determined by the Finance/Compensation Committee) of the common stock on the date the stock option is granted. If at any time a stock option is granted, an employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the terms of the stock option shall specify that the option price shall be at least 110% of the fair market value of the stock subject to the option, and shall be exercisable for up to 5 years from the date of grant. In addition, the Plan provides for the mandatory grant of options to directors on a yearly basis commencing March 1, 1993.

          If for any reason a change in control of the Company occurs, or under the sole discretion of the Finance/Compensation Committee, all shares subject to the stock option shall immediately become earned and exercisable. The Board of Directors may discontinue the Plan at any time, and may amend it from time to time. Certain amendments require stockholders' approval.

          The Company has also issued certain stock options outside of the Plan.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                 --------------



Note 10.  STOCK OPTIONS (CONTINUED)

          Information with respect to all options is as follows:

                                                                      Weighted-
                          Long-term                                   Average
                          Incentive   Other               Exercise    Exercise
                            Plan     Options    Total    Price Range Price Range
                            ----     -------    -----    ----------- -----------
    Balance at
      December 31, 1994    583,500    97,200    680,700  $0.75 - 2.00  $1.29

      Granted              280,906    15,000    295,906  $0.57 - 1.09   $.89
      Forfeited           (525,000)        -   (525,000) $0.75 - 2.00  $1.19
                         ---------  --------  ---------  ------------  -----

    Balance at
      December 31, 1995    339,406   112,200    451,606  $0.57 - 2.00  $1.14

      Granted              213,953   115,000    328,953  $0.82 - 1.38  $1.11
      Exercised                  -   (15,000)   (15,000) $.82          $ .82
      Forfeited            (15,000)        -    (15,000) $.82          $ .82
                         ---------  --------  ---------  ------------  -----

    Balance at
      December 31, 1996    538,359   212,200    750,559  $0.57 - 2.00  $1.14
                         =========  ========  =========  ============  =====

    Number of options
      exercisable at
      December 31, 1995    186,350   111,450    297,800  $0.57 - 2.00  $1.13
                         =========  ========  =========  ============  =====

    Number of options
      exercisable at
      December 31, 1996    219,381   112,200    331,581  $0.57 - 2.00  $1.16
                         =========  ========  =========  ============  =====



     At December 31, 1996 and 1995, respectively, 425,641 and 624,594 share options were available for future grant under the Plan.

     The following table summarizes additional information regarding all stock options outstanding at December 31, 1996.

                                 Options Outstanding                          Options Exercisable
                 ----------------------------------------------------  ------------------------------------
                       Number      Weighted-Average  Weighted-Average       Number
     Range of     Outstanding at      Remaining           Exercise      Exercisable at     Weighted-Average
 Exercise Prices December 31, 1996 Contractual Life       Price        December 31, 1996    Exercise Price
 --------------- ----------------- ----------------  ----------------  -----------------    --------------
   $ .57 - 1.00     297,606          7.3 years            $ .89             223,881              $.91
   $1.01 - 1.50     357,953          7.7 years             1.15              32,500              1.19
   $1.51 - 2.00      95,000          7.1 years             1.89              75,200              1.87
                    -------                                                 -------
                    750,559                                                 331,581
                    =======                                                 =======

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                   ---------





Note 10.  STOCK OPTIONS (CONTINUED)

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which recommends, but does not require, measuring compensation cost for stock options based on the fair value of the options at the grant date. The Company has elected not to adopt SFAS 123 but continues to apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan and other stock option activity. Had the Company measured compensation cost based on the fair value of the options at the grant date for 1996 and 1995 consistent with the method prescribed by SFAS 123, the Company's net income and net income per share and share equivalent would have been reduced to the pro forma amounts indicated below:

                                                   1996       1995
                                                   ----       ----
            Net income attributable  As reported  $291,560  $562,176
              to common stock        Pro forma    $240,317  $535,609

            Net income per share     As reported  $    .03  $    .05
              and share equivalent   Pro forma    $    .02  $    .05

       The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995: risk-free interest rate of 6%; no dividend yield; expected life of 6 years; and volatility of 85%.

       During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional rewards generally are made each year.

Note 11.  COMMITMENTS AND CONTINGENCIES

          The Company has entered into employment agreements with certain individuals who are stockholders and directors of the Company. The agreements establish certain minimum base compensation levels, and provide for certain compensation incentives based on the Company's performance. No bonuses were earned under these agreements during the years ended December 31, 1996 and 1995. The Company did, however, grant bonuses totaling approximately $36,000 and $30,000 during the years ended December 31, 1996 and 1995, respectively.

          The Company leases office facilities under noncancelable operating leases. Related rent expense for the years ended December 31, 1996 and 1995 was approximately $26,000 and $36,000, respectively. Future minimum rental payments will aggregate approximately $23,000 for 1997.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                 --------------



Note 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          The Company has a substantial portion of its assets on deposit with banks and brokers. Assets deposited with banks and brokers are subject to credit risk. In the event of a bank's or broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

          Many aspects of the financial services industry involve substantial risks of liability, including exposure to substantial liability under federal and state securities laws in connection with the distribution of securities and investment advisor activities.

          The Company's wholly-owned subsidiary, MSI, is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined. This net capital is computed on a stand alone basis for MSI. At December 31, 1996 and 1995, MSI had net capital in excess of its required net capital. The subsidiary is exempt from the reserve requirements of Rule 15c3-3, principally since it promptly transmits all funds and delivers any and all securities received in connection with its brokerage activities, and does not otherwise hold funds or securities for, or owe money or securities to, customers.

          In August 1994, Gene K. Glasser, Sylvia Gusar and Evan Gusar (the "Claimants"), as Joint Personal Representatives of the Estate of Sidney Gusar (the "Decedent"), initiated an arbitration proceeding with the National Association of Securities Dealers, Inc. against EAM, MSI, and Wallace Neal Jordan (the "Respondents"). The Claimants alleged claims against the Respondents for violations of federal and Florida securities laws, common law fraud, breach of fiduciary duty and negligence in connection with the Respondent's administration of a portfolio management account that the Decedent had opened in 1976. The arbitration hearing was conducted on April 23-27, 1996 before a panel of three arbitrators. In a decision dated June 21, 1996, the arbitrators rendered an award against the Respondents, jointly and severally in the amount of $45,000. Claimants' remaining claims for actual damages, statutory punitive and treble damages, attorneys fees, interest and costs were denied. The Company incurred costs during 1996 related to this case, including the award, attorneys fees and other costs amounting to $99,348.

          In January 1997, Anthony J. & Patricia J. Scalise, Co-Trustees of the Anthony J. & Patricia J. Scalise Trust, (the "Claimants") initiated an arbitration proceeding with the National Association of Securities Dealers, Inc. against Jordan American Holdings, Inc. and subsidiaries and Wallace Neal Jordan (the "Respondents"). The Claimants allege various claims grounded in the Florida Securities and Investor Protection Act, negligence, breach of fiduciary duty and fraud. The Claimants seek $270,000 in alleged compensatory damages, interest, attorneys fees and costs, and punitive damages of three times the compensatory award. This arbitration is at the very initial stages. The Respondents must submit their Statement of Answer by February 27, 1997.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

                                   ---------


Note 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          The Respondents believe that the allegations of the Claimants are wholly without merit and that the facts set forth in the Statement of Claim are materially and significantly misstated. The Respondents intend to vigorously contest the claims made in the arbitration. At this time, management and legal counsel of the Company cannot accurately predict the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, related to this claim. Management believes the potential loss, if any, will not have a material impact on the consolidated financial statements of the Company.

          Other than the foregoing, the Company is not a party to any material litigation, and management has no knowledge of any threatened material litigation against the Company.

Note 12.  SEGMENT OF BUSINESS REPORTING

          Refer to note 2 for a discussion on the Company's various subsidiaries. Prior to August 1, 1995, for the purpose of segment of business reporting, the Company classified its operations into the following industry categories:

                                   Subsidiary     Nature of Services
                                   ----------     ------------------
                                   JAHI           Administration
                                   CPN            Church products
                                   CPN Insurance  Investment services
                                   EAM            Investment services
                                   JIH            Investment services
                                   MSI            Investment services


          During 1995, the Company disposed of its church products business segment (see note 3) and combined the administration function and the investment services business segment. Accordingly, the Company no longer has separately identifiable or reportable business segments. The income or loss and cash flows of the church products business segment are reported as discontinued operations in the accompanying consolidated financial statements and the Company's primary business of investment services is reported as continuing operations.