Form 10QSB
period 1997-03-31
JORDAN AMERICAN HOLDINGS INC
filed 1997-05-13
CIK 855663

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18974
                                                -------


                         JORDAN AMERICAN HOLDINGS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Florida                                        65-0142815
---------------------------------                      ----------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


          1875 Ski Time Square, Suite One, Steamboat Springs, CO 80487
          ------------------------------------------------------------
                    (Address of principal executive offices)

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
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

As of April 30, 1997, 10,608,376 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                 (NASDAQ: JAHI)


                                TABLE OF CONTENTS



PART I


ITEM 1  Financial Information
                  Consolidated Balance Sheets...................................................        3

                  Consolidated Statements of Operations.........................................        4

                  Consolidated Statements of Cash Flows.........................................        5

                  Notes to Consolidated Financial Statements....................................        6

ITEM 2  Management's Discussion and Analysis

                  Results of Operations.........................................................       10

                  Liquidity and Capital Resources...............................................       12



                                     PART I.
                                     ITEM 1.
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           (unaudited)
                                                                             March 31,       December 31,
                                                                                1997             1996
                                                                             ---------       ------------
ASSETS
      Cash and cash equivalents                                             $ 1,577,518       $ 1,725,056
      Marketable securities                                                     384,193           495,625
      Investment advisory fees receivable, net                                   88,272            92,796
      Receivable from clearing broker                                           105,703           102,999
      Deposit with clearing broker                                               25,000            25,000
      Prepaid expenses and other current assets                                  46,376            42,954
      Receivable from affiliates and officer                                    289,982           139,250
      Notes receivable                                                          943,000           946,175
      Property and equipment, net                                               185,459           189,901
                                                                            -----------       -----------
            Total Assets                                                    $ 3,645,503       $ 3,759,756
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable and accrued expenses                                 $   174,214       $   290,030
      Deferred investment advisory fees                                         237,558           213,942
      Preferred stock dividend payable                                           60,000                 0
                                                                            -----------       -----------
            Total Liabilities                                               $   471,772       $   503,972
                                                                            -----------       -----------

      Stockholders' equity:
        8% cumulative, convertible, non-voting preferred stock,
          $0.01 par value; authorized 5,000,000 shares;
          3,000,000 shares issued and outstanding                                30,000            30,000
        Common stock, $0.001 par value; authorized 20,000,000
          shares; 10,608,376 shares issued and outstanding
          at March 31, 1997; 10,678,376 shares issued and
          outstanding at December 31, 1996                                       10,608            10,678
        Additional paid-in capital                                            4,838,276         4,930,202
        Accumulated deficit                                                  (1,705,153)       (1,715,096)
                                                                            -----------       -----------
            Total stockholders' equity                                      $ 3,173,731       $ 3,255,784
                                                                            -----------       -----------
            Total liabilities and stockholders' equity                      $ 3,645,503       $ 3,759,756
                                                                            ===========       ===========


          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                            1997              1996
                                                                       ------------      -------------
REVENUES
     Investment advisory fees                                          $    193,721       $    773,713
     Commission income                                                      119,453            130,956
                                                                       ------------       ------------
        Total revenues                                                 $    313,174       $    904,669
                                                                       ------------       ------------
     Selling, general and administrative expenses                           408,787            621,467
                                                                       ------------       ------------
        Operating income (loss)                                        $    (95,613)      $    283,202
                                                                       ------------       ------------

OTHER INCOME (EXPENSES)
     Interest and dividend income (expense)                                  41,726             29,898
     Realized gain (loss) from investing and trading                         56,012             70,488
     Unrealized gain (loss) from investing and trading                       39,125            (20,778)
     Loss on disposal of land and building                                     --               (8,341)
                                                                       ------------       ------------
        Total other income, net                                        $    136,863       $     71,267
                                                                       ------------       ------------
        Net income                                                     $     41,250       $    354,469
     Dividends on preferred stock                                            60,000             60,000
                                                                       ------------       ------------
        Net income (loss) attributable to common stock                 $    (18,750)      $    294,469
                                                                       ============       ============

        Net income (loss) per common share and share
        equivalent attributable to common stock                        $       0.00       $       0.03
                                                                       ============       ============

     Weighted average number of share and share
     equivalents outstanding                                             10,673,709         10,851,544
                                                                       ============       ============


          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                      1997              1996
                                                                                  -----------       ------------
CASH FLOWS--OPERATING ACTIVITIES
Net income from continuing operations                                             $    41,250       $   354,469

Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
       Depreciation                                                                     5,961             4,779
       Unrealized (gain) loss from investing and trading                              (39,125)           20,778
       Realized (gain) loss from investing and trading                                (56,012)          (70,488)
       Loss on disposal of land, building and equipment                                  --              11,341
       Stock option compensation                                                         --              18,412

       Changes in operating assets and liabilities:
              Investment advisory fees receivable                                    (177,411)            3,786
              Trading marketable securities                                           206,569            21,873
              Prepaid expenses and other current assets                                (3,422)            1,914
              Accounts payable and accrued expenses                                  (115,816)           85,858
              Deferred investment advisory fees                                        23,616            17,275
              Other receivables                                                        31,674              --
                                                                                  -----------       -----------
                    Net cash provided by (used in) operating activities           $   (82,716)      $   469,997
                                                                                  -----------       -----------

CASH FLOWS--INVESTING ACTIVITIES
Capital expenditures                                                                   (1,519)          (10,672)
                                                                                  -----------       -----------
                    Net cash provided by (used in) investing activities           $    (1,519)      $   (10,672)
                                                                                  -----------       -----------

CASH FLOWS--FINANCING ACTIVITIES
Repurchase of common stock                                                            (63,303)         (206,065)
Net proceeds from issuance of common stock                                               --              12,300
Proceeds from sale of land and building                                                  --             148,825
Repayment of note payable                                                                --            (373,121)
                                                                                  -----------       -----------
                    Net cash provided by (used in) financing activities           $   (63,303)      $  (418,061)
                                                                                  -----------       -----------
                    Net increase (decrease) in cash and cash equivalents          $  (147,538)      $    41,264

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,725,056         2,424,806
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 1,577,518       $ 2,466,070
                                                                                  ===========       ===========

Supplemental disclosure:
       Interest paid                                                              $       292       $        42


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of Jordan American Holdings, Inc. (the "Company" or "JAHI") and its broker/dealer subsidiary (Management Securities, Inc. or "MSI") as of March 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see further discussion below in "Management's Discussion and Analysis.")

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

         Asset management contracts are terminable upon written notice from the client(s) or the Company, and percentage of assets management fees are refundable on a pro-rata basis. For additional information regarding the Company's business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

         Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions including the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, effectiveness of marketing efforts, competition from other investment advisory companies and mutual funds, interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, and other factors.

         The Company develops prospective clients through seminars, attending money shows, television and radio appearances, direct contact, advertising on its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. During 1996, the Company formed a joint venture with Impact Financial Network, Inc. ("Impact"), a financial/estate planning firm which will be marketing the investment advisory services of the Company. Prospective clients receive Form ADV, Part II, as the Company's disclosure document and also provide information about themselves, their investment experience, and their net worth through new account forms and other methods.

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

         With the Company's current mix of management fee accounts (approximately 60% of accounts pay performance based fees; approximately 40% of accounts pay percentage of assets based fees), in a period of normal trading activity with assets under management of approximately $130 million, the Company may be able to cover the costs of its operations solely from commission revenues and percentage of assets investment advisory fees. Additional assets under management, or strong performance and billings in percentage of profits accounts, or increased trading activity through the Company's subsidiary broker/dealer, or successful investing of Company assets, or revenues from the Jordan Index Fund, L.P. or other sources, may significantly improve the Company's net earnings, although there can be no guarantee of this occurring.

         Approximately 80% of JAHI's clients maintain their brokerage accounts with MSI, a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). MSI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. MSI does not hold funds or securities for clients and does not carry accounts of or for any customers of the Company. MSI currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the Securities Investor Protection Corporation (SIPC), acts as clearing house and custodian for the majority of Company accounts and processes all confirmations and monthly statements for JAHI clients who choose to maintain their accounts with MSI.

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

         In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the management fee revenue, if any, from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Fund"), a limited partnership with assets of approximately $11.5 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the Fund's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996. Third quarter 1997 revenues may or may not be materially impacted by revenues from the Fund as dependent upon investment decisions made by Fund manager Wallace Neal Jordan and other factors. (All trading decisions for the Fund are made by Mr. Jordan.) Additionally, investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

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

         As of April 1997, the Company is no longer charging management fees on holdings of JAHI common stock and warrants. While this policy will eliminate management fee revenues from holdings in JAHI securities, management believes it is in the best interest of our clients and our shareholders to implement this policy.

         On or about January 14, 1997, the Company received a Statement of Claim with respect to an arbitration commenced before the NASD on behalf of Anthony J. and Patricia J. Scalise alleging various claims grounded in the Florida Securities and Investor Protection Act, negligence, breach of fiduciary duty and fraud. The claimants seek $270,000 in alleged compensatory damages, interest, and attorney fees and costs, and also seek punitive damages of three times any compensatory award. The Company believes that the allegations of the claimants are wholly without merit and that the facts alleged by them are materially and significantly misstated, and intend to vigorously contest the arbitration. Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.

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

         These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1996 Form 10-KSB which is contained in the Company's 1996 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487, (800) 879-1189;
Fax: (970) 879-1272; E-mail: info@jahi.com.

                                     PART I
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

         The Company had a net loss for the three months ended March 31, 1997 of ($18,750) or $.00 per common share and share equivalent compared to a net gain of $294,469 or $.03 per common share and share equivalent for the same period in 1996.

         For the three months ended March 31, 1997, revenues from investment advisory fees totaled $193,721 compared to revenues from investment advisory fees of $773,713 for the same period in 1996, a decrease of approximately 75% due primarily to weak performance billings in managed accounts during the first quarter of fiscal 1997.

         [The Company is currently involved with the formation of a new investment limited partnership and an investment trust in order to increase assets under management and thereby seek to improve corporate earnings. There can be no guarantee that either of these entities will become working realities nor is there a guarantee that if formed, these entities will become profitable for the Company. Additionally, the Company is not averse to the possibility of acquiring other entities which the Company believes would be an asset to the Company in terms of the acquired entity's ability to generate additional revenues from its operations.]

         Commission income decreased for the three months ended March 31, 1997, to $119,453 as compared to $130,956 for the same period in 1996. This decrease is due to fewer stock transactions resulting from a decrease in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors.

         [Both management fees and commission revenue for the first quarter were relatively weak because of performance in clients' managed accounts, no increase in total assets under management, and infrequent trading in managed accounts. Unless account performance and asset gathering, or trading activity improves or increases, respectively, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively. Long-term trends in retention of client assets since fiscal year-end 1995 show that for fiscal 1996, the company had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than have been brought in as new managed assets. During the first quarter of 1997, however, this trend reversed and the Company experienced a net increase in assets under management of approximately $1 million. There can be no guarantee, however, that the current trend will continue.

         Exceptional performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 60% of the Company's total assets under management. Additionally, because percentage of profit contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in respective accounts.]

         Total other income was $136,863 for the three months ended March 31, 1997, compared to $71,267 for the three months ended March 31, 1996, an increase of approximately 92%. This increase was primarily due to increased unrealized gains in Company investment accounts, increased interest and dividend income and profits from trading stock index futures contracts.

         Selling, general, and administrative ("SG&A") expenses of $408,787 were incurred during the three month period ended March 31, 1997, compared to SG&A expenses of $621,467 for the same period in 1996, a decrease of approximately 34%. This decrease in SG&A expenses resulted primarily from decreased selling expenses and decreased clearing costs associated with trading commissions. Additionally, the Company expects to be re-negotiating its clearing costs with its current clearing house, Pershing. While there can be no guarantee this change will necessarily occur, such a change is expected to be in the Company's favor and may improve profit margins in commission revenues received by the Company's broker/dealer subsidiary, Management Securities, Inc.

         The Company plans to continue to budget money for marketing its services and is pursuing business plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, improved marketing materials, joint ventures with marketing professionals, and other factors.

         [While there can be no guarantee of achieving its objective, management of the Company is also currently pursuing a restructuring of the Company's private placement of $3 million of 8% convertible cumulative preferred stock to improve the Company's earnings attributable to common stock by lessening or eliminating the current dividend on the preferred stock, which totaled $240,000 in 1996 and is expected to total the same amount in 1997 under its current status. Other than the dividend for the Company's preferred stock, there is no short or long term plan for the Company to issue a dividend or dividends to the holders of the Company's common stock or warrants.]

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash and cash equivalents of $1,577,518 versus $1,725,056 at December 31, 1996. This decrease is primarily due to use of cash for marketing purposes, the repurchase of JAHI common stock by the Company and an increase in prepaid expenses since December 31, 1996. (During the first quarter of 1997, the Company used $63,303 to repurchase 70,000 shares of JAHI common stock, which were subsequently retired.)

         Accounts payable and accrued expenses were $174,214 at March 31, 1997, as compared to $290,030 at December 31, 1996, a decrease of approximately 40%. Large accruals during the 1996 fiscal year were necessary for expenses such as the Company's new marketing brochure, and various professional fees. Accruals are based upon expenses as determined by management's estimate.

         The Company's previously announced joint venture with Impact Financial Network, Inc., ("Impact") will continue to result in an increased use of cash by the Company until such time as the Company is reimbursed for these marketing costs incurred by Impact from management fees associated with managed accounts brought to the Company by Impact. The approximate amount due to the Company as reimbursement of such costs was $172,000 as of March 31, 1997. Future costs of Impact over the next six months are expected to approximate $65,000, for which the Company is expected to be reimbursed from incoming management fees from new Impact-generated managed assets. Since the third quarter of fiscal 1996, Impact has gathered new assets for Company management totaling approximately $5 million, of which amount approximately $2 million was gathered in the first quarter of 1997. The amount to be reimbursed to the Company by Impact is included on the Company's balance sheet as "Receivable from affiliates and officer."

         Cash flows used in operating activities for the three months ended March 31, 1997, were ($82,716) compared to $469,997 for the same period in 1996. Cash flows used in financing activities were ($63,303) for the three month period ended March 31, 1997, compared to ($418,061) for the same period in 1996, during which time cash was used to repurchase JAHI common stock and in conjunction with the payment of the debt of the Company's former corporate headquarters in Sarasota, Florida. Management of the Company believes current and long-term cash needs will be met despite increased marketing expenses and the ongoing repurchase of the Company's common stock.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JORDAN AMERICAN HOLDINGS, INC.



Dated:  May 5, 1997                 By:  /s/ Wallace Neal Jordan
                                        --------------------------
                                        Wallace Neal Jordan
                                        Chief Executive Officer



Dated:  May 5, 1997                 By:  /s/ Frederick A. Whittlesey
                                        -----------------------------
                                        Frederick A. Whittlesey
                                        Chief Financial Officer