Form 10QSB
period 1997-06-30
JORDAN AMERICAN HOLDINGS INC
filed 1997-08-12
CIK 855663

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
                                 EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1997

                                         OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________

                          Commission File Number 0-18974


                          Jordan American Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                    Florida                            65-0142815
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)         Identification Number)


         1875 Ski Time Square, Suite One, Steamboat Springs, CO  80487
                   (Address of principal executive offices)

                                 (800) 879-1189

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of Each Class            Name of Each Exchange on Which Registered
         None                                         None

        Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, $.001 Par Value
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.     Yes    X     No


As of June 30, 1997, 10,540,376 shares of the registrant's common stock were issued and outstanding.

                       JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                              (NASDAQ:  JAHI)

                             Table Of Contents

PART I

                                                              Page
ITEM 1  Financial Information

                Consolidated Balance Sheets                     3

                Consolidated Statements of Operations           4

                Consolidated Statements of Cash Flows           5

                Notes to Consolidated Financial Statements      6

ITEM 2  Management's Discussion and Analysis

                Results of Operations                          11

                Liquidity and Capital Resources                12

                                PART I.
                                ITEM 1.
                         FINANCIAL INFORMATION

                      JORDAN AMERICAN HOLDINGS, INC.
                            AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                               (unaudited)
                                                 June 30,      December 31,
                                                    1997            1996
ASSETS
  Cash and cash equivalents                       $1,178,224      $1,725,056
  Marketable securities                              391,637         495,625
  Investment advisory fees receivable, net            60,302          92,796
  Receivable from clearing broker                    100,905         102,999
  Deposit with clearing broker                        25,000          25,000
  Prepaid expenses and other current assets           37,721          42,954
  Receivable from affiliates and officer             175,175         139,250
  Notes receivable                                   941,000         946,175
  Property and equipment, net                        179,497         189,901
        Total Assets                              $3,089,461      $3,759,756

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses             $145,768        $290,030
  Deferred investment advisory fees                  124,635         213,942
  Preferred stock dividend payable                   120,000               0
        Total Liabilities                           $390,403        $503,972

  Stockholders' equity:
   8% cumulative, convertible, non-voting
    preferred stock, $0.01 par value; authorized
    5,000,000 shares; 3,000,000 shares issued
    and outstanding                                   30,000          30,000
   Common stock, $0.001 par value; authorized
    20,000,000 shares; 10,540,376 shares issued
    and outstanding June 30, 1997; 10,678,376
    shares issued and outstanding at
    December 31, 1996                                 10,540          10,678
   Additional paid-in capital                      4,747,648       4,930,202
   Accumulated deficit			                        	(2,089,130)    	(1,715,096)
        Total stockholders' equity                $2,699,058      $3,255,784
        Total liabilities
         and stockholders' equity                 $3,089,461      $3,759,756

           See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                  Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                                 1997       1996          1997        1996
REVENUES
  Investment advisory fees        $149,741    $460,867    $343,462  $1,234,580
  Commission income                 61,084     100,512     180,537     231,468
     Total revenues               $210,825    $561,379    $523,999  $1,466,048
  Selling, general and
   administrative expenses         507,141     582,535     915,928   1,204,002
     Operating income (loss)     ($296,316)   ($21,156)  ($391,929)    262,046
OTHER INCOME (EXPENSES)
  Interest and dividend
   income (expense)                 35,930      41,893      77,656      71,791
  Realized gain (loss) from
   investing and trading           (90,323)    (33,682)    (34,311)     36,807
  Unrealized gain (loss) from
   investing and trading           (19,517)    (24,858)     19,608     (45,636)
  Loss on disposal of land
   and building                        --  	       --          --       (8,341)
     Total other income, net      ($73,910)   ($16,647)    $62,953      54,621
     Net income (loss)           ($370,226)   ($37,803)  ($328,976)   $316,667
  Dividends on
   preferred stock                  60,000      60,000     120,000     120,000
     Net income (loss)
      attributable to
      common stock               ($430,226)   ($97,803)  ($448,976)   $196,667
     Net income (loss)
      per common share
      and share	equivalent
      attributable to
      common stock                  ($0.04)     ($0.01)     ($0.04)      $0.02

  Weighted average number of
   share and share equivalents
   outstanding                  10,600,903  10,779,902  10,637,105  10,811,025

         See accompanying notes to consolidated financial statements.

                       JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 Six Months Ended July 31,
                                                     1997            1996
Cash flows--operating activities:
Net income from continuing operations            ($328,976)       $316,667

Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
   Depreciation                                     11,922          11,268
   Unrealized (gain) loss from
    investing and trading                          (19,608)         45,636
   Realized (gain) loss from
    investing and trading                           34,311         (36,807)
   Loss on disposal of land,
    building and equipment                             --           10,288
   Stock option compensation                           --              --

   Changes in operating assets and liabilities:
     Investment advisory fees receivable            32,495         128,514
     Trading marketable securities                  89,285         (82,231)
     Prepaid expenses and other current assets     (12,673)        (63,055)
     Accounts payable and accrued expenses        (144,263)        171,746
     Deferred investment advisory fees             (89,306)        (36,530)
     Notes receivable                                5,176             --
     Other receivables from affiliates             (15,925)            --
        Net cash provided by (used in)
         operating activities                    ($437,562)       $465,496

Cash flows--investing activities:
Capital expenditures                                (1,519)        (10,182)
        Net cash provided by (used in)
         investing activities                      ($1,519)       ($10,182)

Cash flows--financing activities:
Repurchase of common stock                        (107,751)       (206,065)
Net proceeds from issuance of common stock             --           12,300
Proceeds from sale of land and building                --           99,708
Repayment of note payable                              --         (373,121)
        Net cash provided by (used in)
         financing activities                   ($107,751)       ($467,178)
        Net increase (decrease) in cash
         and cash equivalents                    ($546,832)       ($11,864)
Cash and cash equivalents, beginning of period   1,725,056       2,424,806
Cash and cash equivalents, end of period        $1,178,224      $2,412,942

Supplemental disclosure:
        Interest paid                                 $362            $163

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of Jordan American Holdings, Inc. (the "Company" or "JAHI") and its broker/dealer subsidiary (Management Securities, Inc. or "MSI") as of June 30, 1997, and December 31, 1996, and the results of its operations for the three months and six months ended June 30, 1997 and 1996, and the results of its cash flows for the six months ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see further discussion below in "Management's Discussion and Analysis.")

     Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio, including interest and dividends, are fully recognized at the contract anniversary date after the period of management. Management fee compensation which is due to sales representatives is accrued when such fees are billed and is paid to sales representatives quarterly.

     Asset management contracts are terminable upon written notice from the client(s) or the Company, and percentage of assets management fees are refundable on a pro-rata basis. For additional information regarding the Company's business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

     Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions including the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, legal and other professional fees, effectiveness of marketing efforts, competition from other investment advisory companies and mutual funds, interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, and other factors.

     The Company develops prospective clients and investors through seminars, attending money shows, television and radio appearances, direct contact, its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective clients receive
Form ADV, Part II, as the Company's disclosure document and also provide information about themselves, their investment experience, and their net worth through new account forms and other methods.

     During 1996, the Company formed a joint venture with Impact Financial Network ("Impact"), a financial services firm which markets the investment advisory services of the Company. During the second quarter of fiscal 1997, the Company began pursuing the acquisition of Impact's 50% ownership of the joint venture and as well as all other future revenues from its president and founder, Ronald A. Stiller, in order to increase the potential benefit to the

Company which a financial services firm may be able to achieve from its operations and revenues in areas such as insurance, estate planning, mortgage services and charitable gifting, as well as asset management. While the acquisition of Impact would involve little or no hard assets, the Company believes the intellectual property it would receive, particularly in the area of marketing expertise and a marketing team, would benefit the Company both in terms of asset gathering capabilities and providing the Company revenue streams in addition to its investment advisory products. Acquiring Impact and hiring the services of Mr. Stiller, a current member of the Company's Board of Directors, would expand the product mix of the Company to a broader array of financial services.

     On July 1, 1997, the registration statement of Impact Management Growth Portfolio (the "Fund") became effective with the Securities and Exchange Commission (the "SEC"). The Fund, to be managed by the Company, is a no-load mutual fund with an annual management fee of 2.25%. While there can be no guarantee that the Fund will be profitable, the Company believes that Impact will be able to raise substantial assets for the Fund over the next one to two years, which may significantly increase the Company's revenues. Additionally, the Company is also pursuing the acquisition of Impact Management Services, Inc. ("IMSI"), the administrator and transfer agent for the Fund. If the acquisition is completed, the Company will receive annual administrative revenues of $165 per account from IMSI. The Company is also investigating the possible acquisition of Synergy, Inc. ("Synergy"), a small insurance firm based in the Pittsburgh, Pennsylvania area. Management of JAHI believes the acquisition of Synergy would be beneficial to the Company because it would further broaden JAHI's product offerings and thus revenue streams. There can be no guarantee, however, that the acquisition of Impact and/or ISMI and/or Synergy or the asset-gathering efforts of Impact, will necessarily result in improved revenues or improved net income to the Company.

     The Company plans to continue increased expenditures for marketing and is pursuing business plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, improved marketing materials, joint ventures with other professionals, and other factors. Operationally, but not considering the impending acquisition of Impact, the Company is positioned with personnel and systems to manage as much as $500 million in total assets without a significant, or corresponding, increase in operating costs. Thus, the Company's profit margins may increase substantially with additional assets under management and/or strong performance in clients' managed accounts, and increased commission revenues from clients' accounts through MSI.

     With the Company's current mix of management fee accounts
(approximately 60% of accounts pay performance based fees; approximately 40% of accounts pay percentage of assets based fees), in a period of normal trading activity with assets under management of approximately $140 million, the Company may be able to cover the costs of its operations (not including selling expenses) solely from commission revenues and percentage of assets investment advisory fees. Additional assets under management or strong performance and billings in percentage of profits accounts or increased trading activity through the Company's subsidiary broker/dealer or successful investing of Company assets or revenues from the Jordan Index Fund, L.P. or other sources, may significantly improve the Company's net earnings, although there can be no guarantee of this occurring.

     The Company is also currently involved with the formation of a new limited partnership in order to increase assets under management and thereby seek to improve corporate earnings. Currently, the Company has advanced approximately $43,000 in the formation of the partnership, which amount is anticipated to be repaid by the partnership upon commencement of operations. If the partnership does not gather enough assets to begin operations during the second six months of 1997, the Company may have to recognize this $43,000 receivable as an expense.

     Approximately 80% of JAHI's clients maintain their brokerage accounts with MSI., a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). MSI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. MSI does not hold funds or securities for clients and does not have custody of accounts for any clients of the Company. MSI currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the Securities Investor Protection Corporation (SIPC), acts as clearing house and custodian for the majority of Company accounts and processes all confirmations and monthly statements for JAHI clients who choose to maintain their accounts with MSI.

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

     In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the management fee revenue, if any, from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Fund"), a limited partnership with assets of approximately $11.5 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the Fund's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996. Third quarter 1997 revenues may or may not be materially impacted by revenues from the Fund as dependent upon investment decisions made by Fund manager Wallace Neal Jordan and other factors. (All trading decisions for the Fund are made by Mr. Jordan.) Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

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

     On or about January 14, 1997, the Company received a Statement of Claim with respect to an arbitration commenced before the NASD on behalf of Anthony
J. and Patricia J. Scalise alleging various claims grounded in the Florida Securities and Investor Protection Act, including negligence, breach of fiduciary duty and fraud. The claimants seek $270,000 in alleged compensatory damages, interest, and attorney fees and costs, and also seek punitive damages of three times any compensatory award.

     This arbotration proceeding has been withdrawn. In withdrawing the arbitration, the claimants expressly acknowledged that they had commenced the arbitration based upon mistaken assumptions of fact, and that further review revealed that their claims were without sufficient merit to warrant the arbitration, and that had the claimants fully understood all of the relevant facts, they would not have commenced the arbitration proceeding in the first place.

     JAHI did not and will not pay any damages related to this matter. Each party was responsible for their respective legal fees and costs, except that JAHI contributed $2,500 to help offset certain administrative fees and related expenses of the claimants. There now exists no current material legal proceedings against JAHI of any kind.

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

     These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1996 Form 10-KSB which is contained in the Company's 1996 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487, (800) 879-1189; Fax: (970) 879-1272.; E-mail: info@jahi.com

                                PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

To the extent that the information in this report contains forward-looking implications, they may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions and the management of clients' stock portfolios and pooled investments as influenced by market conditions and other factors. There can be no guarantee that they will have any impact, positive or negative, upon the earnings and/or operations of the company.

Results of Operations

     The Company had a net loss for the three months ended June 30, 1997 of ($430,226) or ($0.04) per common share and share equivalent compared to a net loss of ($97,803) or ($0.01) per common share and share equivalent for the same period in 1996. This loss resulted from decreased investment advisory fee revenue, decreased commission revenue, and realized and unrealized losses from investing and trading in the Company's investment account.

     For the three months ended June 30, 1997, revenues from investment advisory fees totaled $149,741 compared to revenues from investment advisory fees of $460,867 for the same period in 1996, a decrease of approximately 68% due primarily to weak performance billings in managed accounts during the second quarter of fiscal 1997.

     Commission income decreased for the three months ended June 30, 1997, to $61,084 as compared to $100,512 for the same period in 1996. This decrease is due to fewer stock transactions resulting from a decrease in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors.

     Both management fees and commission revenue for the second quarter were relatively weak because of performance in clients' managed accounts, no significant increase in total assets under management, and infrequent trading in managed accounts. Unless account performance and/or asset gathering, or trading activity improves or increases, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively. Long-term trends in retention of client assets since fiscal year-end 1995 show that for fiscal 1996, the company had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than have been brought in as new managed assets. During the first and second quarters of 1997, however, this trend reversed and the Company has experienced a net increase in assets under management of approximately $726,000. There can be no guarantee, however, that the current trend will continue.

     Exceptional performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 60% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in respective accounts.

     Total other income (expense) was ($73,910) for the three months ended June 30, 1997, compared to ($16,647) for the three months ended June 30, 1996, an increase of approximately 344%. This increase in expense was primarily due to increased realized losses in Company investment accounts from trading stock index futures contracts.

     Selling, general, and administrative ("SG&A") expenses of $507,141 were incurred during the three month period ended June 30, 1997, compared to SG&A expenses of $582,535 for the same period in 1996, a decrease of approximately 13%. This decrease in SG&A expenses resulted primarily from decreased selling expenses and decreased clearing costs associated with trading commissions. Additionally, the Company has re-negotiated its clearing arrangement with its current clearing house, Pershing. While there can be no guarantee this change will result in substantial benefits to the Company, improved clearing costs may improve profit margins in commission revenues received by the Company's broker/dealer subsidiary, Management Securities, Inc.


Liquidity and Capital Resources

     At June 30, 1997, the Company had cash and cash equivalents of $1,178,224 versus $1,725,056 at December 31, 1996. This decrease is primarily due to use of cash for marketing purposes, professional fees, and the repurchase of JAHI common stock by the Company since December 31, 1996. (During the second quarter of 1997, the Company used $44,448 to repurchase 68,000 shares of JAHI common stock, which was subsequently retired.)

     Accounts payable and accrued expenses were $145,768 at June 30, 1997, as compared to $290,030 at December 31, 1996, a decrease of approximately 50%. Large accruals at December 31, 1996 were necessary for expenses such as the Company's new marketing brochure, and various professional fees. Accruals are based upon expenses as determined by management's estimate.

     During the second quarter of fiscal 1997, the Company elected to expense "Receivable from affiliates and officer" by $100,000. This amount previously was to have been reimbursed to the Company from revenues related to IMSI. Given the impending acquisition of Impact, it is anticipated the Company will also receive additional revenues from other Impact products. As of June 30, 1997, Impact remains in debt to the Company in the amount of approximately $98,000. The Company's association with Impact will continue to result in an increased use of cash by the Company for marketing purposes.

     Cash flows used in operating activities for the six months ended
June 30, 1997, were ($437,562) compared to $465,496 for the same period in 1996. Cash flows used in financing activities were ($107,751) for the six month period ended June 30, 1997, compared to ($467,178) for the same period in 1996, during which time cash was used to repurchase JAHI common stock and in conjunction with the payment of the debt of the Company's former corporate headquarters in Sarasota, Florida. Management of the Company believes current and long-term cash needs will be met despite increased marketing expenses and the ongoing repurchase of the Company's common stock.

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JORDAN AMERICAN HOLDINGS, INC.

Dated:  August 12, 1997         By:  /s/ Wallace Neal Jordan
                                         Wallace Neal Jordan
                                         Chief Executive Officer

Dated:  August 12, 1997	        By:  /s/ Frederick A. Whittlesey
                                         Frederick A. Whittlesey
                                         Chief Financial Officer