Form 10QSB
period 1997-09-30
JORDAN AMERICAN HOLDINGS INC
filed 1997-11-14
CIK 855663

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

             For the Quarterly Period Ended September 30, 1997

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

As of September 30, 1997, 10,558,876 shares of the registrant's common stock were issued and outstanding.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

                               (NASDAQ:  JAHI)


                              Table Of Contents

PART I

                                                  Page
ITEM 1  Financial Information

		Consolidated Balance Sheets         		            3

		Consolidated Statements of Operations		           4

		Consolidated Statements of Cash Flows		           5

		Notes to Consolidated Financial Statements	       6

ITEM 2  Management's Discussion and Analysis

		Operational Notes                           	     8

		Risk Factors, Trends & Uncertainties	           	10

		Results of Operations                          		12

		Liquidity and Capital Resources 	               	13

                                       PART I.
       	                               ITEM 1.
                                FINANCIAL INFORMATION

                            JORDAN AMERICAN HOLDINGS, INC.
                                   AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                 (unaudited)
                                                September 30,  December 31,
                                                      1997          1996
ASSETS
   Cash and cash equivalents                        $592,769    $1,725,056
   Marketable securities                             588,794       495,625
   Investment advisory fees receivable, net          189,663        92,796
   Receivable from clearing broker                    98,783       102,999
   Deposit with clearing broker                       25,000        25,000
   Prepaid expenses and other current assets          93,146        42,954
   Receivable from affiliates and officer             61,499       139,250
   Notes receivable                                  938,000       946,175
   Property and equipment, net                       226,536       189,901
      Total Assets                                $2,814,190    $3,759,756

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued expenses            $206,096      $290,030
   Deferred investment advisory fees                 179,349       213,942
   Preferred stock dividend payable                   60,000             0
      Total Liabilities                             $445,445      $503,972

   Stockholders' equity:
     8% cumulative, convertible, non-voting
       preferred stock, $0.01 par value;
       authorized 5,000,000 shares; 3,000,000
       shares issued and outstanding                  30,000        30,000
     Common stock, $0.001 par value; authorized
       20,000,000 shares; 10,558,876 shares
       issued and outstanding at September 30,
       1997; 10,678,376 shares issued and
       outstanding at December 31, 1996               10,559        10,678
     Additional paid-in capital                    4,699,191     4,930,202
     Treasury stock                                  (95,331)            0
     Accumulated deficit                          (2,275,674)   (1,715,096)
      Total stockholders' equity                  $2,368,745    $3,255,784
      Total liabilities and
        stockholders' equity                      $2,814,190    $3,759,756

         See accompanying notes to consolidated financial statements.

                              JORDAN AMERICAN HOLDINGS, INC.
                                     AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                  Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                                 1997        1996         1997        1996
REVENUES
  Investment advisory fees                     $493,052    $195,917     $836,514  $1,430,497
  Commission income                              98,960      88,394      279,497     319,862
    Total revenues                             $592,012    $284,311   $1,116,011   1,750,359
  Selling, general and
    administrative expenses                     634,237     353,932    1,550,165   1,557,934
    Operating income (loss)                    ($42,225)   ($69,621)   ($434,154)    192,425

OTHER INCOME (EXPENSES)
  Interest and dividend income (expense)         27,685      38,731      105,341     110,522
  Realized gain (loss) from
    investing and trading                      (318,901)     40,248     (299,293)     (5,388)
  Unrealized gain (loss) from
    investing and trading                       146,897      84,031      112,586     120,838
  Loss on disposal of land and building            --        (1,947)        --       (10,288)
    Total other income (expense), net         ($144,319)   $161,063     ($81,366)    215,684
    Net income (loss)                         ($186,544)    $91,442    ($515,520)   $408,109
  Dividends on preferred stock                   60,000      60,000      180,000     180,000
    Net income (loss) attributable to
      common stock                            ($246,544)    $31,442    ($695,520)   $228,109

    Net income (loss) per common share
      and share equivalent attributable
      to common stock                            ($0.02)      $0.00       ($0.07)      $0.02

  Weighted average number of share and
    share equivalents outstanding            10,544,800  10,700,115   10,605,999  10,773,785

               See accompanying notes to consolidated financial statements.

                             JORDAN AMERICAN HOLDINGS, INC.
                                    AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                        Nine Months Ended September 30,
                                                               1997            1996
Cash flows--operating activities
Net income (loss) from continuing operations               ($515,520)       $408,109

Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
    Depreciation                                              17,884          17,758
    Unrealized (gain) loss from investing and trading       (112,586)          5,388
    Realized (gain) loss from investing and trading          299,293        (120,838)
    Loss on disposal of land, building and equipment            --            10,288
    Issuance of common stock as compensation                  11,563            --

    Changes in operating assets and liabilities:
        Investment advisory fees receivable                  (96,867)        257,933
        Trading marketable securities                       (279,876)       (343,675)
        Prepaid expenses and other current assets            (50,192)       (102,022)
        Accounts payable and accrued expenses                (83,934)        107,592
        Deferred investment advisory fees                    (34,593)        (11,052)
        Notes receivable                                       8,175            --
        Other receivables                                     81,967            --
            Net cash provided by (used in)
              operating activities                         ($754,686)       $229,481

Cash flows--investing activities
Capital expenditures                                         (54,519)        (16,498)
            Net cash provided by (used in)
              investing activities                          ($54,519)       ($16,498)

Cash flows--financing activities
Repurchase of common stock                                  (203,082)       (231,220)
Net proceeds from issuance of common stock                      --            12,300
Proceeds from sale of land and building                         --            99,708
Repayment of note payable                                       --          (373,121)
Payment of preferred dividend                               (120,000)       (120,000)
            Net cash provided by (used in)
              financing activities                         ($323,082)      ($612,333)
            Net increase (decrease) in cash
              and cash equivilents                       ($1,132,287)      ($399,350)
Cash and cash equivalents, beginning of period             1,725,056       2,424,806
Cash and cash equivalents, end of period                    $592,769      $2,025,456

Supplemental disclosure:
    Interest paid                                             $1,304            $182

           See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

    	In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Jordan American Holdings, Inc. (Company or JAHI) and its broker/dealer subsidiary, IMPACT Financial Network, Inc. (IMPACT), formerly known as Management Securities, Inc., as of September 30, 1997, and December 31, 1996, and the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and the results of its cash flows for the nine months ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see Management's Discussion and Analysis below.)

    	Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio, including interest and dividends, are fully recognized at the contract anniversary date after the period of management. During the third quarter of 1997, JAHI began serving as investment advisor to the IMPACT Management Growth Portfolio (Portfolio), an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the Portfolio are accrued daily and paid to JAHI on a monthly basis. Management fee compensation which is due to sales representatives is accrued when such fees are billed and/or earned and is paid to sales representatives no later than quarterly.

     	Asset management contracts are generally terminable upon written notice from the client(s) or the Company, and percentage of assets management fees billed in advance are refundable on a pro-rata basis. For additional information regarding the Company's business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

     	The Company develops prospective investment advisory clients and investors through seminars, money shows, television and radio appearances, direct contact, its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective clients receive Form ADV, Part II, as the Company's disclosure document and provide information about themselves, their investment experience, and their net worth through new account forms and other methods.

     	Approximately 80% of JAHI's clients maintain their brokerage accounts with IMPACT, a member of the National Association of Securities Dealers, Inc.
(NASD) and the Securities Investor Protection Corporation (SIPC). IMPACT is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IMPACT does not hold funds or securities for clients and does not have custody of accounts for any clients of the Company. IMPACT currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the SIPC, acts as clearing house and custodian for the majority of the Company's managed accounts and processes all confirmations and monthly statements for JAHI clients who choose to maintain their accounts with IMPACT.

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

     	In February 1993, JAHI completed a $3 million private placement of 750,000 units. Each unit is comprised of four shares of 8% cumulative convertible non-voting preferred stock (Preferred Stock) and one share of Common Stock. The Preferred Stock is convertible at the rate of one share of Common stock for each $3.50 in face amount of Preferred Stock converted. The face amount equals the initial offering price of $1.00 per share. If at any time the closing bid price of JAHI Common Stock exceeds $5.25 per share for a period of thirty consecutive trading days, the Company may, upon thirty days, written notice, convert the Preferred Stock to Common Stock using the above conversion rate. If the conversion of Preferred Stock to Common Stock occurred, the Company would then be relieved of $240,000 in annual preferred dividend payments to the holders of the Preferred Stock.

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

     	The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), which is effective for fiscal years beginning after December 15, 1995. SFAS recommends, but does not require, measuring compensation cost of stock options at the grant date and recognizing the expense over the service period. If the Company does not change its accounting method, SFAS 123 requires, at a minimum, disclosure of the pro forma impact on net income and net earnings per share. The Company has determined that it will not change from its current method of accounting, but will make the disclosures required by SFAS 123.

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

                      JORDAN AMERICAN HOLDINGS, INC.
                             AND SUBSIDIARIES

     	Information found in this report contains forward-looking implications which may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions, marketing and sales effectiveness, investment decisions, and the management of clients' stock portfolios and pooled investments as influenced by market conditions and other factors. There can be no guarantee that the forward-looking potentials discussed and/or referenced in this report will have any impact, positive or negative, upon the earnings and/or operations of the Company.

Operational Notes

     	During 1996, the Company formed a joint venture with IMPACT Financial Network, a financial services firm which markets the investment advisory services of the Company. During the third quarter of fiscal 1997, the Company acquired IMPACT Financial Network as well as its future revenues, which were formerly due to its founder, Mr. Ronald Stiller, in order to increase the potential benefit to the Company which a financial services and marketing firm may be able to achieve from its operations and revenues in are as such as insurance, estate planning, mortgage services and charitable gifting, as well as asset management. The Company hired Mr. Stiller, a current member of the Company's Board of Directors, to serve on a full-time basis as JAHI's National Director of Sales & Marketing.

     	On July 1, 1997, the registration statement of the Portfolio became effective with the Securities and Exchange Commission (SEC). While there can be no guarantee that the Portfolio will be profitable, the Company believes that assets will be raised for the Portfolio over the next one to two years, which may increase the Company's revenues. Additionally, during the third quarter of 1997 the Company formed IMPACT Administrative Services, Inc.
(IASI), which is expected to serve as administrator and transfer agent for the Portfolio, from which IASI will receive annual administrative revenues of $165.00 per account. There can be no guarantee, however, that the hiring of Mr. Stiller or the formation of IASI will necessarily result in improved revenues or improved net income to the Company.

     	 The Company recently announced the appointment of Ms. Terri Williams Abady as a Director of the Board. Ms. Abady founded Digital Post & Graphics, Inc., which specializes in video graphics, editing, and special effects for
advertising and corporate communications.   She served as President of the
graphic design/film production company from its formation in 1987 until its sale in April of 1997. Ms. Abady was actively involved in all aspects of commercial television sales and network and independent broadcasting management. From 1976 until founding her own company in 1987, she served in a series of television sales and management positions, culminating in Station Manager of KTZZ TV in Seattle, Washington.

     	JAHI also recently announced the election of Mr. Charles R. Clark by the Board of Directors as the Company's new Chief Executive Officer, a position formerly held by Mr. Neal Jordan. Mr. Clark, formerly Chief Operating Officer of JAHI, will continue to serve as Senior Assistant Portfolio Manager in conjunction with Mr. Jordan, who the Board appointed as the Company's Chief Investment Officer. The Board believes this corporate management restructuring, which became effective October 1, 1997, will allow Mr. Jordan to focus his efforts primarily upon portfolio management for the Company's clients. Mr. Clark has been with JAHI since October of 1991.

     	The Company was investigating the possible acquisition of Synergy, Inc. (Synergy), a small insurance firm based in the Pittsburgh, Pennsylvania area. Management of the Company no longer believes that the acquisition of Synergy would prove materially beneficial to JAHI operations and shareholders.

     	The Company plans to continue expenditures for marketing and related sales and is pursuing business plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, marketing materials, joint ventures with other professionals, and other means.

     	With the Company's current mix of management fee accounts (approximately 60% of accounts pay performance based fees; approximately 40% of accounts pay percentage of assets based fees), in a period of normal trading activity with assets under management of approximately $150 million, the Company may be able to cover the costs of its operations (not including selling expenses) solely from commission revenues and percentage of assets investment advisory fees, including fees received from the Portfolio. Additional assets under management or strong performance and billings in percentage of profits accounts or increased trading activity through the Company's broker/dealer subsidiary or successful investing of Company assets or revenues from the Jordan Index Fund, L.P. or other sources, may significantly improve the Company's net earnings, although there can be no guarantee that any of these potentials will necessarily occur.

     	In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the management fee revenue, if any, from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (Fund), a limited partnership with assets of approximately $10 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the Fund's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996 and 1997.
Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

     	The Company is also currently involved with the formation of a new limited partnership in order to increase assets under management and thereby seek to improve corporate earnings. Currently, the Company has advanced approximately $43,000 in the formation of the partnership, which amount is anticipated to be repaid by the partnership upon commencement of operations. If the partnership does not gather enough assets to initiate management during the next two quarters of operations, the Company may have to recognize this $43,000 receivable as an expense.

     	As of April 1997, the Company is no longer charging management fees on holdings of JAHI common stock and warrants. While this policy will eliminate management fee revenues from holdings in JAHI securities, management believes it is in the best interest of our clients and our shareholders to implement this policy.

Risk Factors, Trends & Uncertainties

     	Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions including the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, legal and other professional fees, effectiveness of marketing and sales efforts, competition from other investment advisory companies and mutual funds, interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, and other factors discussed below.

     	Management fees for the third quarter were relatively strong because of performance in clients' managed accounts. Nevertheless, unless account performance and/or asset gathering increases, or trading activity improves or increases, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively. The Company will be subject, as are other companies in the securities industry, to general stock market conditions and fluctuations as influenced by Federal Reserve Board actions, both domestic and international economic and political conditions and events, and trends in business, finance, the economy and other factors.

     	Long-term trends in retention of client assets since fiscal year-end 1995 show that for fiscal 1996, the company had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than were brought in as new managed assets. During the nine months ended September 30, 1997, the Company also experienced a net decrease in assets under management of approximately $3.15 million.

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

     	The securities industry is subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodity Futures Trading Commission. Investment advisors, broker-dealers, and commodity trading advisors are highly regulated by both federal and state authorities and by self-regulatory organizations. Such regulations may restrict both the types of investments and amount of investments that JAHI may employ. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as IMPACT. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, and commodity trading business will not have an adverse effect upon the business of the Company, or that the Company will remain in compliance with all applicable law and regulations.

     	By law, investment advisors, broker-dealers, and investment companies are fiduciaries and are required to serve their clients' interests with undivided loyalty. The affiliation between the Company and IMPACT may continue to be scrutinized by the regulatory authorities because of the potential conflict of interest created by related-party transactions, and may be subject to various regulations which may affect the fees and charges of IMPACT.

     	Because of this potential conflict of interest, these arrangements may be closely examined by the SEC, the NASD and other regulatory authorities to determine that such transactions are conducted within the rules and regulations promulgated by the SEC and others. Findings to the contrary may subject the Company to censures, fines and/or other liabilities, or cause the Company to change its method of doing business, and could therefore have a material adverse effect on the Company. The SEC requires that these arrangements be in the best interests of the clients and that such arrangements be disclosed to them. While the Company believes that its existing and proposed relationships are in compliance with applicable law and regulations, findings to the contrary may have a material adverse effect upon the Company.

     	Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities, brokerage transactions, suitability and investment advisor activities. Although the Company currently maintains errors and omission insurance and other insurance to protect against these types of liabilities, there can be no guarantee that this coverage will necessarily protect the Company and its shareholders from potential claimants.

     	The Company operates in a highly competitive industry with competition from other investment advisors, commodity trading advisors, broker-dealers, and mutual fund managers in addition to investment alternatives offered by insurance companies, banks, securities dealers and other financial institutions. Many of these institutions are able to engage in more extensive advertising and may offer accounts insured by federal corporations such as the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around attempting to understand the general trend of the market as assisted by certain proprietary analysis, coupled with its long-term track record, make it an attractive alternative to the mutual fund industry and more traditional money managers, but there can be no guarantee that this is necessarily the case.

     	Effective February 23, 1998, the Nasdaq Stock Market adopted new standards for continued listing of securities on the Nasdaq Small-Cap Market which may adversely effect the Company. There can be no guarantee that the Company will be able to meet or maintain these listing standards, which include but are not limited to a minimum share price of $1.00 for small-capitalization companies such as Jordan American Holdings, Inc. Should the Company not be able to meet or maintain the new listing standards, the Company may be de-listed from its current listing and be traded on the Electronic Bulletin Board. Such an event, if it occurs, may adversely effect the trading and liquidity of the Company's common stock and warrants. Additionally, if the Company's securities are de-listed, proposed re-entry standards may be much more difficult for the Company to achieve in order to gain re-listing in the Nasdaq Small-Cap Market. The Company is currently investigating various business options and seeking to avoid potential de-listing.

Results of Operations

     	The Company had a net loss for the three months ended September 30, 1997 of ($246,544) or ($0.02) per common share and share equivalent compared to a net gain of $31,442 or $0.00 per common share and share equivalent for the same period in 1996. This loss resulted from increased selling, general and administrative expenses related to the formation and marketing of the Portfolio and realized losses from investing and trading in the Company's investment accounts. Selling, general, and administrative ("SG&A") expenses of $634,237 were incurred during the three month period ended September 30, 1997, compared to SG&A expenses of $353,932 for the same period in 1996, an increase of approximately 79%.

     	For the three months ended September 30, 1997, revenues from investment advisory fees totaled $493,052 compared to revenues from investment advisory fees of $195,917 for the same period in 1996, an increase of approximately 152% due primarily to stronger performance billings in managed accounts during the third quarter of fiscal 1997.

     	Commission revenue increased for the three months ended September 30, 1997, to $98,960 as compared to $88,394 for the same period in 1996. This increase is due to stock transactions resulting from an increase in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors. Additionally, the Company has re-negotiated its clearing arrangement with its current clearing house, Pershing. While there can be no guarantee this change will result in substantial benefits to the Company, improved clearing costs may improve profit margins in commission revenues received by the Company's broker/dealer subsidiary, IMPACT.

     	Total other income (expense) was ($144,319) for the three months ended September 30, 1997, compared to $161,043 for the three months ended September 30, 1996. This increase in expense was primarily due to realized losses in Company investment accounts from trading stock index futures contracts.

Liquidity and Capital Resources

     	At September 30, 1997, the Company had cash and cash equivalents of $592,769 versus $1,725,056 at December 31, 1996. This decrease is primarily due to use of cash for marketing purposes and sales expenses related to the Portfolio, professional fees, and the repurchase of JAHI common stock by the Company since December 31, 1996. During the third quarter of 1997, the Company used $95,331 to repurchase 150,000 shares of JAHI common stock, which was retired on October 9, 1997.

     	Accounts payable and accrued expenses were $206,096 at September 30, 1997, as compared to $290,030 at December 31, 1996, a decrease of approximately 29%. Accruals are based upon expenses as determined by management's estimate.

     	During the third quarter of fiscal 1997, the Company elected to expense Receivable From Affiliates and Officer by approximately $98,000 as a signing bonus to Mr. Stiller in consideration for his employment and compensation package with the Company as National Director of Sales & Marketing. This amount previously was to have been reimbursed to the Company from revenues related to IMPACT Management Services, Inc., the administrator and transfer agent for the Portfolio. The Company's commitment to marketing and asset gathering will continue to result in an increased use of cash.

     	Cash flows used in operating activities for the nine months ended September 30, 1997, were ($754,686) compared to net cash provided by operating activities of $229,481 for the same period in 1996. Cash flows used in financing activities were ($323,082) for the nine month period ended September 30, 1997, compared to ($612,333) for the same period in 1996, during which time cash was used to repurchase JAHI common stock and in conjunction with the payment of the debt of the Company's former corporate headquarters in Sarasota, Florida. Management of the Company believes current and long-term cash needs will be met despite increased marketing expenses and the ongoing repurchase of the Company's common stock.

                               SIGNATURES


	In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN AMERICAN HOLDINGS, INC.

Dated:  November 14, 1997	             	By:  /s/ Charles R. Clark
                             					              	Charles R. Clark
                                           						Chief Executive Officer


Dated:  November 14, 1997	             	By:  /s/ Frederick A. Whittlesey
                                           						Frederick A. Whittlesey
                                           						Chief Financial Officer