Form 10KSB
period 1997-12-31
JORDAN AMERICAN HOLDINGS INC
filed 1998-03-30
CIK 855663

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

              ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                     Commission File Number 0-18974

                     Jordan American Holdings, Inc.

            Florida                                   65-0142815
  (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification Number)

    1875 Ski Time Square Drive
    Suite One, Steamboat Springs, CO                    80487
 (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code:  (970) 879-1189

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.  Yes  X    No ____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB. [   ]

The Company's revenues for its 1997 fiscal year were $1,382,894. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $1,533,074 based on the closing price of $0.375 as of February 27, 1998, multiplied by 4,088,197 shares of common stock.

As of February 27, 1998, the Company had a total of 10,408,876 shares of common stock outstanding.
______________
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

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

     Portions of Proxy Statements for 1998 Annual Meeting - Part III

                                   INDEX
PART 1                                                                 PAGE
Item 1.  Business                                                        3
Item 2.  Properties                                                      9
Item 3.  Legal Proceedings                                               9
Item 4.  Submission of Matters to a Vote of Security Holders            10

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       10
Item 6.  Management's Discussion and Analysis                           11
Item 7.  Financial Statements                                           14
Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                            15

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons: Compliance with Section 16(a) of the Exchange Act     15
Item 10. Executive Compensation                                         15
Item 11. Security Ownership of Certain Beneficial Owners and Management	15
Item 12. Certain Relationships and Related Transactions                 15
Item 13. Exhibits and Reports on Form 8-K                               15

PART I

Item 1.  Business

General

Jordan American Holdings, Inc. ("JAHI" or "Company"), is an investment advisory firm which conducts business under the name "Equity Assets Management" ("EAM") and managed approximately $56 million in client accounts at December 31, 1997. IMPACT Financial Network, Inc., ("IFNI", formerly known as Management Securities, Inc.) a subsidiary of JAHI, is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Wallace Neal Jordan, Chief Investment Officer of JAHI, founded Equity Assets Management, Inc. in 1972 and IMPACT Financial Network, Inc. in 1986.

The Company is registered with the Securities and Exchange Commission ("SEC") as an investment advisor, and engages in business as a money manager of individually held equity portfolios and pooled investments.

Clients of JAHI may consist of individuals, investment companies, corporations, foundations, and individual retirement, corporate, group pension, profit-sharing plans and other accounts. The objective for accounts managed by the Company is significant capital appreciation. The Company, at December 31, 1997, and 1996, managed approximately 568 and 577 accounts, respectively, and the average account size was approximately $98,728 and, $114,200, respectively.

JAHI is compensated for its management of accounts through two primary methods. The Company receives a fixed percentage of assets on an annual basis or a percentage of profits based upon the account's annual performance. As required by the SEC, only qualified clients may be charged on a percentage of profits basis.

At December 31, 1997, approximately 44% of the assets under management had contracted to pay the normal percentage of assets fee of 1.9% annually. Percentage of assets accounts, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Approximately 56% of the managed assets are billed on a performance basis whereby the Company normally receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio are fully recognized at the contract anniversary date after the period of management. Management fee compensation which is due to sales representatives is accrued when such fees are billed and is paid to sales representatives quarterly.

Asset management contracts are terminable upon written notice from the client(s), and management fees are refundable on a pro-rata basis, as applicable. For additional information and details regarding the Company's business operations and policies, a copy of disclosure document Form ADV,
Part II is available without charge upon written request to the Company.

Exceptional management performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 56% of the Company's assets under management. Additionally, because percentage of profit contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue for as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved, depending on the billing cycle of respective clients and the performance of other equities held in the portfolio during the interim period prior to the calculation of the billing.

Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, expense and related effectiveness of marketing efforts, competition from other investment advisory companies and mutual funds, interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, international events, acts of terrorism, and other factors.

Approximately 80% of JAHI's clients maintain brokerage accounts with IFNI for assets placed under EAM's management. The affiliation between the Company and IFNI is disclosed to all the Company's clients through Form ADV,
Part II. IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IFNI does not hold funds nor hold or transmit securities for clients and does not carry accounts of or for any customers of the Company. IFNI currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of SIPC, acts as clearing house and custodian and processes all confirmations and monthly statements for JAHI clients who choose to place their accounts with IFNI. Clients may decide to house their accounts at another brokerage institution of their own choosing. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

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

While there can be no guarantee of achieving its objective, management of the Company continues to pursue a restructuring of part or all of the Preferred Stock to improve the Company's earnings attributable to common stock by lessening or eliminating the current dividend on the preferred stock, which totaled $240,000 in 1997 and is expected to total the same amount in 1998. Other than the dividend for the Company's Preferred Stock, there is no short or long term plan for the Company to pay any dividends.

During 1997 the Company began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under the Impact Management Investment Trust. At December 31, 1997, the Portfolio had assets of approximately $3 million from which JAHI and IFNI receives management fees and brokerage commissions, respectively. During 1997, JAHI also formed a new, wholly-owned subsidiary, IMPACT Administrative Services, Inc. ("IASI"), which will serve as administrative and transfer agent for the Portfolio through the services of a sub-agency.

The Company is not averse to the possibility of acquiring entities which management believes would be beneficial to the Company in terms of the acquired entity's ability to generate additional revenues from its operations. The Company continues the development of new product offerings through its newly formed financial services marketing division, IMPACT Research Group.
The Company intends to begin offering products such as insurance, estate planning and a market timing service related to changes in major market trends to broaden JAHI's revenue base and to gain greater access to potential new assets under management.

The Company plans to continue expenditures for marketing and is actively engaged in plans for asset gathering and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, improved marketing materials, potential joint ventures with other professionals, the development of an internal sales force, selling agreements with other broker-dealers and other factors. Operationally, the Company is positioned with personnel and systems to manage as much as $500 million in total assets without a significant, or corresponding, increase in operating costs. Thus, the Company's profit margins may increase substantially with additional assets under management, strong performance in clients' managed accounts and increased commission revenues from clients' accounts through IFNI.

The Company develops prospective equity clients through seminars, money shows, its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective EAM clients provide information about themselves, their investment experience, and their net worth through new account forms, a suitability questionnaire, personal interviews and other methods.

Management believes the Company's investment strategy and long-term performance history of managed accounts provide a base for marketing the Company's investment advisory services to a growing network of brokers, institutions, and high-net worth individuals despite the fact that the Company's managed accounts have underperformed the market averages over the last six years. JAHI's management anticipates that improved account performance along with improved and increased attention to new asset gathering will be the basis for the Company's long-term growth and potential corresponding increases in earnings per share and market value of JAHI common stock and warrants.

During the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. In exchange for providing administrative services, the Company receives 100% of any management fee revenue from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., ("Fund"), a limited partnership with assets of approximately $10 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the partnership's total profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in both 1996 and 1997. Third quarter 1998 revenues may or may not be materially impacted by revenues from the Fund as dependent upon investment decisions made by Fund manager Wallace Neal Jordan.

Because the Fund is billed in July of each year, there exists the possibility that significantly large earnings from the Fund may substantially impact the earnings per share of the Company, although there can be no guarantee that this will occur. Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company after July 1998. Furthermore, although the Fund is managed by a privately held affiliate, its manager, Mr. Jordan, continues to serve as Chief Investment Officer for JAHI. It is possible that the structure of this privately held affiliate may not adequately protect the Company against loss in the event that the limited partners of the Fund make a claim against the Fund or its General Partner, Mr. Jordan. All trading decisions for the Fund are made by Mr. Jordan.

The Company also maintains investment accounts for itself which may engage in speculative trading of stock index futures contracts and other securities, although this practice was largely discontinued during the fourth quarter of 1997.

With support from the Company's Board of Directors, JAHI has created a $2,000 budget for the review and implementation of a process whereby potential issues related to the Year 2000 problem will be addressed.
Because the Company does not serve as clearing house, custodian or other information system provider of client accounts, JAHI's ability to manage these issues is limited to its indirect involvement and interaction with the systems of other companies. The Company retains various vendors and software systems which are currently under review by their respective vendors to identify and correct potential problems with their software and systems related to the Year 2000. The Company anticipates no internal operational problems related to the Year 2000.

Competition

The Company operates in a highly competitive industry with competition from other investment advisors, investment companies, commodity trading advisors, broker-dealers and financial planners in addition to investment alternatives offered by insurance companies, banks, credit unions, securities dealers and other financial institutions. Many of these institutions possess large sales forces and significant financial resources, are able to engage in more extensive marketing and advertising than JAHI and may offer accounts insured by the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around understanding the general trend of the market as assisted by certain proprietary analysis, coupled with its exceptional long-term track record, make it a viable alternative to traditionally-managed mutual funds and money managers who purposefully disregard general market conditions as part of their investment philosophy.


Regulation

The Company is subject and will continue to be subject, as are other companies in the securities industry, to general stock market conditions and fluctuations as influenced by Federal Reserve Board actions, both domestic and international economic and political conditions and events, and trends in business, finance and other factors as mentioned above.

The securities industry is subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodities Futures Trading Commission. Investment advisors, broker-dealers, and commodities trading advisors are highly regulated by both federal and state authorities and by other self-regulatory organizations. Such regulations may restrict both the types of investments and amount of investments that JAHI may employ for its clients and itself. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as IFNI. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company and commodities trading business will not have an adverse effect upon the business of the Company, or that the Company currently operates in full compliance with all applicable law and regulations or will be able to remain in compliance with all applicable law and regulations. If the Company fails to maintain compliance with all applicable regulations, JAHI may be subject to various and significant fines, censures and other considerations.

During 1997, the Nasdaq Stock Market formalized new standards for continued listing of securities on the Nasdaq Small Cap Market. There can be no guarantee that the Company will be able to meet or maintain these standards, which include but are not limited to a minimum share price of $1.00 or greater for small-capitalization companies such as Jordan American
Holdings, Inc. Should the Company not be able to meet or maintain the listing standards, the Company may be de-listed from its current listing and be traded on the OTC Bulletin Board. Such an event, if it occurs, may adversely effect the trading and liquidity of the Company's common stock and warrants. Additionally, if the Company's securities are de-listed, re-entry standards may be much more difficult for the Company to achieve in order to gain re-listing on the Nasdaq Small Cap Market. The Company's common stock currently does not meet both the net tangible asset and minimum bid price requirements for continued listing on the Nasdaq Small Cap Market. Additionally, the Company's warrants are also subject to de-listing due to current inability to maintain two or more market makers for JAHI warrants.

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

By law, investment advisors, broker-dealers, and investment companies are fiduciaries and are required to serve their clients' interests with undivided loyalty. The affiliation between the Company and IFNI may continue to be scrutinized by the regulatory authorities described above because of the potential conflict of interest created by related-party transactions and may be subject to various regulations which may affect the fees and charges of IFNI. Because of this potential conflict of interest, these arrangements may be closely examined by the SEC and other regulatory authorities to determine that such transactions are conducted within the rules and regulations promulgated by the SEC and others. Findings to the contrary may subject the Company to censures, significant fines and/or other liabilities, or cause the Company to change its method of doing business, and could therefore have a material adverse effect on the Company. The SEC requires that business be conducted in the best interests of the clients and that such arrangements be disclosed to them. While the Company believes that its existing relationships are in compliance with applicable law and regulations, findings to the contrary may have a material adverse effect upon the Company.

Additionally, because a substantial portion of the Company's outstanding common stock and warrants are held in EAM client accounts, other conflicts of interest may arise. As of February 1997, the management of JAHI decided to remove all holdings of JAHI common stock and warrants from the company's managed accounts no later than December 31, 1997, to avoid any potential conflict of interest. In April of 1997, the Board of Directors unanimously voted to retain JAHI securities in EAM accounts but to discontinue all directed purchasing activities for clients related to JAHI stock and warrants and to only sell JAHI securities as instructed in writing by the client(s).

Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities and investment advisor activities. The Company currently maintains errors and omission insurance policies insuring against this risk, although such insurance does not necessarily protect the Company against loss in all events.

Employees

At February 28, 1998, the Company employed nine full-time personnel. Management of JAHI believes that clients of the Company have invested their assets with the Company primarily based upon the long-term performance record of Mr. Jordan and, for many, their long-standing investment relationship with him. The Company may be materially adversely affected in the event of Mr. Jordan's death, as it is possible that many client accounts would choose to discontinue their managed accounts. However, current management of the Company believes that, because of greater management depth, especially in regard to C.E.O. and Senior Assistant Portfolio Manager Charles R. Clark, who has begun his seventh year of working with Mr. Jordan, and improved management information systems, this may not necessarily occur. The Company maintains "key man" life insurance on Mr. Jordan in the amount of $3.75 million, which is payable to the Kirkland
S. & Rena B. Lamb Foundation as redemption capital for the Lamb Foundation's current investment in $3 million worth of JAHI preferred stock. The Company also maintains current life insurance policies on Charles R. Clark and Frederick A. Whittlesey, both of whom are executive officers of the Company. Additionally, the Company maintains substantial special life insurance coverage on Mr. Jordan, Mr. Clark, and Mr. Whittlesey whenever they are traveling by air.


Item 2.  Properties

Please see "Notes to Consolidated Financial Statements", page F-10, Note 3, for details regarding the sale of the Company's former headquarters in Sarasota, Florida. The Company currently rents its office space at 1875 Ski Time Square, Steamboat Springs, Colorado, for approximately $2,500 per month.

In February 1994 the Company purchased a condominium in Steamboat Springs, Colorado, for approximately $163,000. The condominium was purchased for use in the Company's marketing of its investment advisory business and for general business purposes. The condominium is currently for sale in order to use the cash raised by the sale for general business purposes.


Item 3.  Legal Proceedings

The SEC recently completed an inspection of the Company. As a result of this inspection, certain issues arose regarding possible violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 relating to the contingent "best efforts" private placement offering for Boston Restaurants Associates, Inc. The SEC has initiated discussions with the Company's legal counsel with regard to these issues but has not proceeded, at this juncture, with any formal action.

Management and legal counsel to the Company cannot, at this time, predict with any certainty the outcome of the SEC's inspection or whether the resolution will have a material effect on JAHI's operations or financial statements. It is anticipated that this matter will be resolved or settled with the SEC within the year ended December 31, 1998.

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


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company's common stock currently trades on The Nasdaq Small Cap Market ("Nasdaq") under the symbol "JAHI." The following are the high and low sales prices for JAHI as reported by Nasdaq for the two year period ended December 31, 1997. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Common Stock Prices
     Year Ended December 31, 1996               High        Low
          First Quarter                        $1.56       $1.00
          Second Quarter                       $1.44       $0.91
          Third Quarter                        $1.25       $0.63
          Fourth Quarter                       $1.19       $0.59

     Year Ended December 31, 1997
          First Quarter                        $1.00       $0.50
          Second Quarter                       $0.84       $0.50
          Third Quarter                        $0.78       $0.59
          Fourth Quarter                       $0.63       $0.38

On February 27, 1998, the closing price of the Company's common stock was $0.38. In addition, as of February 27, 1998, approximately 1,724,000 shares of common stock were held in accounts of EAM clients, which represented approximately 17% of the Company's outstanding shares as of December 31, 1997. Wallace Neal Jordan owned approximately 37% of the Company's outstanding shares at December 31, 1997.


Dividends

The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 1997, the Company's policy was to retain all earnings (except for the preferred dividend discussed below) for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and such other factors as the Board of Directors may deem relevant.

The Company makes semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum, to the extent permitted by Florida law. Total payments in 1997 were $240,000 and projected annual payments for 1998 are also $240,000.

In January 1996, JAHI's Board of Directors approved a stock repurchase of up to $1.5 million of JAHI common stock. On January 7, 1998, the Company announced the culmination of the stock buyback, having repurchased 461,168 shares of JAHI common stock since January 1996.


Holders

At December 31, 1997, there were 10,408,876 shares outstanding of the Company's common stock and 257 shareholders of record.


Item 6.  Management's Discussion and Analysis

Safe Harbor for Forward-Looking Statements

Information found in this report contains forward-looking implications which may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions, marketing and sales effectiveness, investment decisions, and the management of clients' stock portfolios and pooled investments as influenced by market conditions, Federal Reserve Board policy, economic trends, political developments, domestic and international events, and other factors. There can be no guarantee that any forward-looking implications discussed and/or referenced in this report will have any impact, positive or negative, upon the earnings, value and/or operations of the Company.


Operational Notes

During 1997 the Company acquired the future revenues of IMPACT Financial Network, which were formerly due to its founder, Mr. Ronald Stiller, in order to increase the potential benefit to the Company which a financial services and marketing firm may be able to achieve from its operations and revenues in areas such as insurance, estate planning, mortgage services and charitable gifting, as well as asset management. The Company hired
Mr. Stiller, at that time and currently a member of the Company's Board of Directors, to serve on a full-time basis as JAHI's National Sales & Marketing Director.

On July 1, 1997, the registration statement of the Impact Management Growth Portfolio ("Portfolio") became effective with the SEC. While there can be no guarantee that the Portfolio will be profitable, the Company believes that assets will be raised for the Portfolio over the next one to two years, which may increase the Company's revenues through both management and brokerage fees. Additionally, during the third quarter of 1997 the Company formed IMPACT Administrative Services, Inc. ("IASI"), which is anticipated to serve as fund accountant, administrator, dividend disbursing and transfer agent for the Portfolio through a sub-agency, from which IASI is expected to receive annual revenues of $165.00 per account beginning in 1998. There can be no guarantee, however, that the hiring of Mr. Stiller or the formation of IASI will necessarily result in improved revenues or improved net income to the Company.

During the third quarter of 1997 the Company announced the appointment of Ms. Terri Williams Abady as a Director of the Board. Ms. Abady founded Digital Post & Graphics, Inc., which specializes in video graphics, editing,
and special effects for advertising and corporate communications.   She
served as President of the graphic design/film production company from its formation in 1987 until its sale in April of 1997. Ms. Abady was actively involved in all aspects of commercial television sales and network and independent broadcasting management. From 1976 until founding her own company in 1987, she served in a series of television sales and management positions, culminating in Station Manager of KTZZ TV in Seattle, Washington.

JAHI also announced in the third quarter of 1997 the election of Mr. Charles
R. Clark by the Board of Directors as the Company's new Chief Executive Officer, a position formerly held by Mr. Neal Jordan. Mr. Clark, formerly Chief Operating Officer of JAHI, will continue to serve as Senior Assistant Portfolio Manager in conjunction with Mr. Jordan, who the Board appointed as the Company's Chief Investment Officer. The Board believes this corporate management restructuring, which became effective October 1, 1997, will allow Mr. Jordan to focus his efforts primarily upon portfolio management for the Company's clients. Mr. Clark has been with JAHI since October of 1991.

During 1997, the Company expensed approximately $43,000 of receivables associated with the 1997 formation of a limited partnership. The partnership, which is not operational at the present time, may become active during 1998, at which time such organizational costs may be reimbursed to the Company as income.

The Company's assets under management at December 31, 1997, were approximately $56 million as compared to approximately $65 million at the end of fiscal year 1996 and $85 million at end of fiscal 1995. Total assets under management will normally have a direct impact upon investment advisory revenues.

Long-term trends in retention of client assets since fiscal year-end 1995 show that for fiscal 1996, the Company had a net loss in assets under management, i.e., more assets in client accounts departed from the Company's management than were brought in as new managed assets. During 1997, the Company also experienced a net decrease in assets under management of approximately $9 million. From January 1 through February 28, 1998, the Company experienced a net loss in assets under management of approximately $3.3 million. It is likely that future net income of the Company will be substantially impacted by the amount of assets under management, investment management decisions made by Mr. Jordan, and general stock market conditions, among other factors listed above.

The average compound performance of the Company's managed accounts in 1997 was approximately 2%, compared to -3.80% for 1996 and 34.42% for 1995. Because approximately 56% of the Company's managed assets are billed on a performance fee basis, revenue from these accounts will fluctuate in relation to account performance. Calendar year comparisons of performance fee revenue based upon calendar year account performance do not necessarily correspond exactly to each other due to varying billing cycles of accounts.

Management fees for 1997 were relatively weak because of performance in clients' managed accounts during 1996 and 1997. Unless account performance and/or asset gathering increases, or trading activity increases, the current earnings trend may continue. Market conditions and other factors may materially impact this trend either positively or negatively.

During 1997 the Company re-negotiated its clearing arrangement with its current clearing house, Pershing. While there can be no guarantee this change will result in benefits to the Company, improved clearing costs may increase profit margins in commission revenues received by the Company's broker-dealer subsidiary, IFNI.


Results of Operations

Net (loss) attributable to common stock for fiscal year 1997 was ($1,072,844) or ($0.10) per common share and share equivalent compared to a net income of $291,560 or $0.03 per common share and share equivalent for the same period in 1996. Net income was primarily affected by relatively low account performance in 1996 and 1997, a reduction in asset billing revenues during fiscal 1997 and by decreased revenues from IFNI. Revenues from investment advisory fees for fiscal year 1997 totaled $1,021,201 compared to revenues from investment advisory fees of $1,738,627 for the same period in 1996.

Commission revenues decreased for fiscal year 1997 to $361,693 as compared to $478,133 for the same period in 1996, a decrease of approximately 24%. This decline was primarily due to fewer stock transactions resulting from a decrease in the trading volume of securities being purchased and sold in client accounts as determined by investment management decisions by the Company based on its investment strategy, market conditions and other factors. A decrease in total assets under management may also have affected IFNI revenues during 1997, and a decrease or increase in assets under management during 1998 may have a corresponding impact upon IFNI revenues for 1998.

Both management fees and commission revenue were relatively low during 1997 because of performance in clients' managed accounts, a decrease in total assets under management, and infrequent trading in managed accounts. Unless account performance and asset gathering improves or increases, respectively, the Company's current net loss trend may continue.

Selling, general, and administrative ("SG&A") expenses of $2,109,376 were incurred during fiscal 1997, compared to SG&A expenses of $1,785,891 for the same period in 1996, an increase of approximately 18%. The increase in SG&A stems primarily from costs associated with the formation of the Impact Management Investment Trust and the Impact Management Growth Portfolio, and related organizational, legal and other operational expenses. The Company expects such costs to be less substantial in 1998 than they were in 1997.

Total other income (loss) was a loss of ($106,362) for fiscal 1997, compared to income of $111,987 for fiscal year 1996. During 1997, the Company experienced realized losses from trading activities of approximately $320,000, which contributed significantly to the overall realized losses from investing and trading of $275,824. Trading activity, including any gains or losses, is not expected to occur during 1998.


Liquidity and Capital Resources

At December 31, 1997, the Company had cash and cash equivalents of $51,286 versus $1,725,056 at December 31, 1996. This decrease is primarily due to use of cash in the formation of the Impact Management Investment Trust and Impact Management Investment Portfolio, operational needs, investing in securities, and cash used to repurchase shares of JAHI common stock. Marketable securities were valued at $783,500 at December 31, 1997, as compared to $495,625 at December 31, 1996, an increase of approximately 58%. On December 31, 1996, the Company invested $500,000 into a convertible debenture (see accompanying notes to financial statements) which will pay interest during 1998 at a rate of 10%. This debenture, combined with the note from the sale of the Company's former headquarters in Florida for $435,000, constitute the "Notes receivable" total of $935,000 shown on the Company's balance sheet as of December 31, 1997.

Accounts payable and accrued expenses were $179,360 at December 31, 1997, as compared to $290,030 at December 31, 1996, a decrease of approximately 38%. This decrease is primarily due to fewer accruals during 1997 than during 1996 for marketing expenses and various professional fees. Accruals are based upon actual expenses incurred as well as unbilled expenses.

Net cash provided by (used in) operating activities for fiscal year 1997 was ($1,187,347) compared to $553,091 for the same period in 1996. Net cash (used in) investing activities for fiscal 1997 was ($43,342) compared to ($420,800) for 1996. This decrease is due primarily to the Company's 1996 investment in the $500,000 debenture, described above. Net cash (used in) financing activities for fiscal 1997 was ($443,081) compared to ($832,041) for 1996.

Management of the Company believes short-term cash needs will be continue to be met through management and brokerage revenue and the liquidation of securities as needed. At December 31, 1997, the Company had $834,786 in cash and marketable securities. The Company is due to receive over $400,000 in cash in January 1999 from the note receivable related to the Company's former headquarters in Sarasota, Florida and expects to receive over $175,000 during 1998 in cash from the sale of the Company's condominium located in Steamboat Springs, Colorado.


Item 7.  Financial Statements

Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method or application of those principles or practices. The Company did, however, adopt Statement of Financial Accounting Standards No. 128 (see Note 1.J of financial statements). Also please see financial statements (Arthur F. Bell, Jr. & Associates, L.L.C. audit) located on pages F-1 through F-17.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in and/or disagreements with the Company's auditors regarding accounting and financial disclosures during fiscal year 1997.


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


Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits:  See Exhibit Index.

                              Exhibit Index

Exhibit
Number                     Description
 3.1  Articles of Incorporation as amended                              (1)
 3.2  Bylaws as amended                                                 (1)
 4.1  Specimen Certificate of Common Stock                              (1)
 4.2  Specimen Warrant Certificate                                      (1)
 4.3  Form of Warrant Agreement, as amended                             (1)
 4.4  Form of IPO Underwriter's Warrant                                 (1)
 4.5  Designations of 8% Cumulative Convertible Preferred Stock         (3)
10.1  Employment Agreement between the Company and W. N. Jordan         (2)
10.2  Non-Competition Agreement between the Company and W. N. Jordan    (2)
21    Subsidiaries of the Company:
           IMPACT Financial Network, Inc.
           Jordan International Holdings, Inc.
           IMPACT Administrative Services, Inc.
23.1  Arthur F. Bell, Jr. & Associates, L.L.C., Consent                 40
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

                         JORDAN AMERICAN HOLDINGS, INC.
                                (Registrant)

Dated March 20, 1998    By:/s/ Charles R. Clark
                        Charles R. Clark, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated March 20, 1998    /s/Wallace Neal Jordan
                        Wallace Neal Jordan, Director, Chairman of the Board,
                        Chief Investment Officer

Dated March 20, 1998    /s/  Charles R. Clark
                        Charles R. Clark, Director, Chief Executive Officer,
                        Senior Assistant Portfolio Manager

Dated March 20, 1998    /s/  Terri Williams Abady
                        Terri Williams Abady, Director

Dated March 20, 1998    /s/ Robert J. Flaherty
                        Robert J. Flaherty, Director

Dated March 20, 1998    /s/  Ronald A. Stiller
                        Ronald A. Stiller, Director, National Director of
                        Sales & Marketing

Dated March 20, 1998    /s/  Frederick A. Whittlesey
                        Frederick A. Whittlesey, Secretary, Treasurer,
                        Chief Financial Officer, Chief Compliance Officer

                      JORDAN AMERICAN HOLDINGS, INC.
                            AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997 and 1996

                                  INDEX

                                                                  PAGES

Independent Auditor's Report                                       F-1

Consolidated Financial Statements

     Consolidated Balance Sheets
          December 31, 1997 and 1996                               F-2

     Consolidated Statements of Operations
          For the Years Ended December 31, 1997 and 1996           F-3

     Consolidated Statements of Stockholders' Equity
          For the Years Ended December 31, 1997 and 1996           F-4 - F-5

     Consolidated Statements of Cash Flows
          For the Years Ended December 31, 1997 and 1996           F-6

     Notes to Consolidated Financial Statements                    F-7 - F-17

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Jordan American Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Jordan American Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                /s/ Arthur F. Bell, Jr. & Associates, L.L.C.
                                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
                                    CERTIFIED PUBLIC ACCOUNTANTS



Lutherville, Maryland
February 9, 1998, except for Note 10
   as to which the date is March 20, 1998

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1997 and 1996

                                                        1997          1996
ASSETS
  Cash and cash equivalents                        $    51,286   $ 1,725,056
  Marketable securities                                783,500       495,625
  Investment advisory fees receivable, net of
   allowance for doubtful accounts of $12,960
   in 1997 and $13,000 in 1996                          99,178        92,796
  Receivable from clearing broker                       97,080       102,999
  Deposit with clearing broker                          25,000        25,000
  Prepaid expenses and other current assets             97,635        42,954
  Receivable from affiliates and officer (note 6)       15,000       139,250
  Notes receivable (note 3)                            935,000       946,175
  Property and equipment, net (note 4)                 220,575       189,901
                                                    ----------    ----------
          Total assets                             $ 2,324,254   $ 3,759,756
                                                    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses            $   179,360   $   290,030
  Deferred investment advisory fees                    153,472       213,942
                                                    ----------    ----------
          Total liabilities                            332,832       503,972
                                                    ----------    ----------
  Stockholders' equity (notes 5, 6 and 8):
   8% cumulative, convertible, non-voting
    preferred stock, $0.01 par value;
    $1.00 liquidation value; authorized
    5,000,000 shares; issued and outstanding
    3,000,000 shares                                   30,000         30,000
   Common stock, $0.001 par value; authorized
    20,000,000 shares; issued and outstanding
    10,408,876 shares and 10,678,376 shares at
    December 31, 1997 and 1996, respectively           10,409         10,678
   Additional capital                               4,622,853      4,930,202
   Accumulated deficit                             (2,671,840)    (1,715,096)
                                                   ----------     ----------
          Total stockholders' equity                1,991,422      3,255,784
                                                   ==========     ==========
  Commitments, contingencies and related party
   transactions (notes 2, 6, 9 and 10)                   -              -
                                                   ----------     ----------
          Total liabilities and
           stockholders' equity                   $ 2,324,254    $ 3,759,756
                                                   ==========     ==========

         See accompanying notes to consolidated financial statements.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1997 and 1996

                                                        1997          1996
REVENUES
  Investment advisory fees                         $ 1,021,201   $ 1,738,627
  Commission income                                    361,693       478,133
                                                    ----------    ----------
          Total revenues                             1,382,894     2,216,760
                                                    ----------    ----------
  Selling, general and administrative expenses       2,109,376     1,785,891
                                                    ----------    ----------
          Operating income (loss)                     (726,482)      430,869
                                                    ----------    ----------
OTHER INCOME (LOSS)
  Interest and dividends                               123,522       134,540
  Realized gain (loss) from investing
   and trading                                        (275,824)      194,215
  Unrealized gain (loss) from investing
   and trading                                          55,536      (118,866)
  Arbitration settlement (note 9)                         -          (99,348)
  Other, net                                            (9,596)        1,446
                                                    ----------    ----------
          Total other income (loss), net              (106,362)      111,987
                                                    ----------    ----------
          Net income (loss) before income taxes       (832,844)      542,856

          Income taxes (note 7)                           -          (11,296)
                                                    ----------    ----------
          Net income (loss)                           (832,844)      531,560
                                                    ----------    ----------
  Dividends on preferred stock                         240,000       240,000
                                                    ----------    ----------
          Net income (loss) attributable to
           common stock                            $(1,072,844)  $   291,560
                                                    ==========    ==========
  Basic earnings per common share                  $      (.10)  $       .03
                                                    ==========    ==========
  Diluted earnings per common share                $      (.10)  $       .03
                                                    ==========    ==========
  Weighted-average number of common shares
   outstanding:

     Basic                                          10,542,000    10,749,000
                                                    ==========    ==========
     Diluted                                        10,542,000    10,767,000
                                                    ==========    ==========

        See accompanying notes to consolidated financial statements.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 1997 and 1996

                                    Preferred Stock          Common Stock                                     Total
                                    $0.01 par value        $0.001 par value     Additional   Accumulated   Stockholders'
                                   Shares      Amount     Shares      Amount     Capital       Deficit        Equity
Balance at December 31, 1995      3,000,000   $30,000   10,836,544   $10,836   $5,197,632   $(2,062,712)    $3,175,756

Issuance of common stock upon
  exercise of options                  -         -          15,000        15       19,673          -            19,688
  Purchase and retirement of
  common stock                         -         -        (173,168)     (173)     (47,103)     (183,944)      (231,220)
Consolidated net income                -         -            -         -            -          531,560        531,560
Dividends on preferred stock           -         -            -         -        (240,000)         -          (240,000)

Balance at December 31, 1996      3,000,000    30,000   10,678,376    10,678    4,930 202    (1,715,096)     3,255,784
                                  ---------   -------   ----------   -------   ----------    ----------     ----------
Issuance of common stock               -         -          18,500        19       11,544          -            11,563
Purchase and retirement of
  common stock                         -         -        (288,000)     (288)     (78,893)     (123,900)      (203,081)
Consolidated net (loss)                -         -            -         -            -         (832,844)      (832,844)
Dividends on preferred stock           -         -            -         -        (240,000)         -          (240,000)
                                  ---------   -------   ----------   -------   ----------   -----------     ----------
Balance at December 31, 1997      3,000,000   $30,000   10,408,876   $10,409   $4,622,853   $(2,671,840)    $1,991,422
                                  =========   =======   ==========   =======   ==========   ===========     ==========

See accompanying notes to consolidated financial statements.

                                     F-4                                                            F-5

             JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997 and 1996

                                                        1997          1996
Cash flows from (for) operating activities
  Net income (loss)                                $  (832,844)	  $  531,560
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                        23,843        23,720
    Realized (gain) loss from investing
     and trading                                       275,824      (194,215)
    Unrealized (gain) loss from investing
     and trading                                       (55,536)      118,866
    Issuance of common stock                            11,563          -
    Issuance of common stock upon exercise
     of options                                           -            7,388
    Change in operating assets and liabilities:
      Investment advisory fees receivable               (6,382)      297,212
      Trading marketable securities                   (508,163)      (65,038)
      Prepaid expenses and other current assets        (48,762)      (61,113)
      Receivable from affiliates                       124,250      (124,250)
      Accounts payable and accrued expenses           (110,670)      120,273
      Deferred investment advisory fees                (60,470)     (101,312)
                                                    ----------     ---------
          Net cash provided by (used in)
           operating activities                     (1,187,347)      553,091
                                                    ----------     ---------
Cash flows from (for) investing activities
  Purchase of convertible subordinated debenture          -         (500,000)
  Proceeds from sale of land and building                 -          111,657
  Capital expenditures, net                            (54,517)      (17,457)
  Loan to officer                                         -          (15,000)
  Principal received on notes receivable                11,175          -
                                                    ----------    ----------
          Net cash (used in) investing activities      (43,342)     (420,800)
                                                    ----------    ----------
Cash flows from (for) financing activities
  Purchase and retirement of common stock             (203,081)     (231,220)
  Proceeds from exercise of stock options                 -           12,300
  Dividends on preferred stock                        (240,000)     (240,000)
  Repayment of note payable                               -         (373,121)
                                                    ----------    ----------
          Net cash (used in) financing activities     (443,081)     (832,041)
                                                    ----------    ----------
          Net (decrease) in cash and
           cash equivalents                         (1,673,770)     (699,750)

Cash and cash equivalents, beginning of year         1,725,056     2,424,806
                                                    ----------     ---------
Cash and cash equivalents, end of year             $    51,286   $ 1,725,056
                                                    ==========    ==========
Supplemental cash flow information:

  Interest paid                                    $     9,179   $     1,045
                                                    ==========    ==========
  Income taxes paid                                $     1,500   $    11,296
                                                    ==========    ==========

  See note 3 regarding noncash investing activity.

       See accompanying notes to consolidated financial statements.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996


Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A. Business and Operations

Jordan American Holdings, Inc. and subsidiaries ("JAHI"/the "Company") was incorporated in Florida in May 1989. The Company was previously known as Christian Purchasing Network, Inc. until the Company's name was changed in June 1993. The Company provides investment advisory and portfolio management services to individual investors and pooled accounts.

At December 31, 1997 and 1996, the Company owned 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. ("IFNI"). During 1997, IFNI changed its name from Management Securities, Inc. to IMPACT Financial Network, Inc. Prior to March 15, 1996, the Company also owned 100% of the issued and outstanding common stock of Jordan International Holdings, Inc. ("JIH") which was dissolved effective March 15, 1996.

During 1997, the Company established a new wholly-owned subsidiary, IMPACT Administrative Services, Inc., for the purpose of providing operational and administrative support to Impact Management Investment Trust (see note 2). IMPACT Administrative Services, Inc. has been inactive since its formation.

JAHI's customer investment transactions are primarily brokered through IFNI, a registered broker and dealer in securities acting as non-clearing introducing broker.

The Company also does business under the name of Equity Assets Management ("EAM"), the trade name of a former subsidiary which was merged into JAHI and dissolved during 1995.


B. Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of JAHI and its various subsidiaries. All significant intercompany transactions have been eliminated during consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and based upon prescribed guidelines of the Securities and Exchange Commission's ("SEC") Small Business ("SB") Regulations. Such consolidated financial statements are not intended to include all disclosures required by the SEC's Regulation S-X.


C. Investment Advisory Fees

Investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the contract anniversary date. Commissions due sales representatives are recognized when such fees are earned.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

C. Investment Advisory Fees (Continued)

The Company's revenues are significantly dependent upon the performance of customers' investment portfolios. Such performance is impacted by changes in securities and commodities prices and other factors. The revenue presented in the consolidated statements of operations may not be indicative of future performance.

As discussed in note 6, certain investment advisory customer accounts contain common stock of the Company. The Company, at the discretion of Wallace Neal Jordan, has elected not to bill certain customers whose accounts:
(i) contain Company common stock, (ii) have market values that are in a state of decline and/or (iii) have appreciation rates below that for which Mr. Jordan believes billing is appropriate. The aggregate dollar value of such unbilled amounts was approximately $24,000 and $35,000 for the years ended December 31, 1997 and 1996, respectively.


D. Commission Income

Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.


E. Cash and Cash Equivalents

All highly liquid instruments with original maturities of three months or less are considered cash equivalents.


F. Marketable Securities

Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. The cost of marketable securities was $910,096 and $677,757 at December 31, 1997 and 1996, respectively. In addition, the Company engages in the trading of stock index futures contracts which are valued at market value. Realized gain (loss) from the trading of futures contracts amounted to approximately $(320,000) and $167,000 during 1997 and 1996, respectively. No open contracts existed at December 31, 1997 and 1996.


G. Deposit with Clearing Broker

The Company entered into an agreement with a clearing broker which requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a "cash equivalent" for consolidated financial statement purposes.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

H. Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (five or seven years for furniture, fixtures and equipment and thirty years for buildings). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized currently. The cost of maintenance and repairs is charged to expense as incurred, whereas renewals and capital improvements are capitalized.


I. Income Taxes

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


J. Earnings Per Common Share

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires presentation of both basic earnings per common share and diluted earnings per common share. Additionally, SFAS 128 requires restatement of prior period earnings per common share. No changes to the Company's previously reported earnings per common share resulted from the adoption of SFAS 128.

Consolidated basic earnings per common share are based on the weighted-average number of common shares outstanding during the year and diluted earnings per common share are based on the weighted-average number of common share and common share equivalents outstanding during the year. Diluted earnings per common share calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.


K. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1997 and 1996


Note 2. IMPACT MANAGEMENT INVESTMENT TRUST

During 1997, the Company completed the formation and registration of Impact Management Investment Trust (the "Trust"). The Trust is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Management Growth Portfolio (the "Portfolio") is the initial Series of the Trust. JAHI is the investment advisor of the Trust and IFNI is the primary distributor and the broker/dealer through which the Trust executes its securities transactions.

The Portfolio commenced operations on June 17, 1997, with the sale of 10,000 shares of beneficial interest of the Portfolio to the Company for cash in the amount of $100,000. The Portfolio commenced investing in securities on September 16, 1997. At December 31, 1997, the market value of the Company's investment in the Portfolio is $88,400, which is included in marketable securities in the consolidated balance sheets.

As investment advisor of the Portfolio, the Company receives an annual investment advisory fee equal to 2.25% of the Portfolio's average daily net assets, which amounted to approximately $6,000 during 1997. IFNI, as broker and dealer in securities of the Portfolio, receives commission income for the Portfolio's purchases and sales of investment securities, which amounted to approximately $12,000 during 1997.


Note 3. NOTES RECEIVABLE

On January 12, 1996, the Company sold the land and building of the Company's former corporate headquarters in Sarasota, Florida, and repaid the outstanding principal balance of $373,121. The land and building were sold for $557,832 of which $111,657 was received in cash. A three year promissory note was received from the purchaser for the balance of $446,175. The entire principal balance of the note is due on January 12, 1999. The note bears interest at a rate of 8% per annum and the Company receives monthly interest payments on the outstanding principal balance of approximately $3,000. The note is secured by the related land and building. During 1997, $11,175 of the original principal balance of the note was prepaid by the borrower.

On December 31, 1996, the Company purchased a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. ("BRAI"). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 8% for 1997, 10% for 1998, 12% for 1999 and 14% thereafter. The principal amount of the debenture is included in notes receivable in the December 31, 1997 and 1996 consolidated balance sheets.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for and purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $0 at December 31, 1997 and 1996. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

              JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 and 1996

Note 4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at December 31:

                                                     1997         1996
   Building and improvements                      $ 163,107    $ 163,107
   Furniture, fixtures and equipment                160,430      105,913
                                                  ---------    ---------
                                                    323,537      269,020
   Less accumulated depreciation                   (102,962)     (79,119)
                                                  ---------    ---------
                                                  $ 220,575    $ 189,901
                                                  =========    =========

Note 5. STOCKHOLDERS' EQUITY

During June 1990, JAHI filed a registration statement offering for sale units, at $10 per unit, with each unit consisting of five shares of common stock and five warrants ("Public Warrants"). The warrants allowed the holder to purchase one share of common stock, upon the exercise of two warrants, for $3.20 per share, for a period of five years from the date of the prospectus (June 5, 1990). IFNI acted as underwriter for this initial public offering. Substantially all of the units underwritten by IFNI were sold to EAM customers.

Prior to June 1995, the Company had stock warrants outstanding entitling the warrant holder to acquire approximately 1,113,000 shares of common stock at the price of $3.20 per share. The Company also had outstanding Underwriter Warrants related to the initial public offering which entitled IFNI to purchase 44,545 units of the Company at a price of $16.50 per unit. Each unit consisted of five shares of common stock and five stock warrants. Two stock warrants entitled IFNI to purchase one share of the Company's common stock at $3.84 per share. Management of the Company reached an oral agreement with Wallace Neal Jordan that the rights to such warrants were transferred to Mr. Jordan immediately prior to the acquisition of IFNI by the Company.

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

At December 31, 1997 and 1996, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $2.50 per share. The Company also had outstanding Underwriter Warrants related to the initial public offering entitling Wallace Neal Jordan (pursuant to the aforementioned oral agreement) to purchase 44,545 units of the Company at a price of $12.90 per unit.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996

Note 5.	STOCKHOLDERS' EQUITY (CONTINUED)

JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

During 1993, the Company completed a $3,000,000 private placement of 750,000 units, each unit comprised of four shares of 8% cumulative, convertible, non-voting preferred stock and one share of common stock. All units were sold to a customer of EAM (see note 6). The common stock issued in this offering was given to the Company by three officers of the Company for no additional consideration.

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

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the life of Wallace Neal Jordan, in the amount of $3,750,000, with the Company as the beneficiary. In the event of Mr. Jordan's death, the benefit shall be paid by the Company to the holders of the Preferred Stock outstanding on that date, at the rate of $1.25 per share, in exchange for such shares. The Company has also agreed to use its best efforts to continue to maintain sufficient insurance so long as there are shares of the Preferred Stock outstanding. During January 1996, the provisions of the life insurance were changed so that the holder of Preferred Stock outstanding became the direct beneficiary. In addition, the Company maintains life insurance on other officers aggregating $1,000,000, with the Company as the primary beneficiary.

In January 1996, the Board of Directors approved repurchase by the Company of up to $1.5 million worth of the Company's common stock. During 1997, the Company repurchased 288,000 shares of its common stock at a cost of $203,081 pursuant to the stock repurchase, and during 1996, the Company repurchased 173,168 shares of its common stock at a cost of $231,220 pursuant to the stock repurchase. In November 1997, the Board of Directors elected to discontinue the repurchase of its common stock.


Note 6.	RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, Company officers, directors, and their family members owned 4,473,856 and 4,863,206 shares (43% and 46%), respectively, of the Company's common stock. Also at December 31, 1997 and 1996, approximately 1,778,000 and 2,183,000 shares (17% and 20%), respectively, of JAHI common stock were held in the accounts of the Company's customers. Wallace Neal Jordan has had limited control over these shares, however, he will not exercise such authority without specific written customer authorization. Many of the Company's customers acquired their shares during the initial public offering and thus also own warrants enabling them to purchase additional shares of JAHI common stock.

               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996

Note 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

During 1996, the Company loaned Wallace Neal Jordan, the Company's Chief Investment Officer, $15,000 in exchange for a two year note payable in full, upon demand, prior to October 9, 1998. The note bears interest at a rate of 6% per annum and the Company receives quarterly interest payments which commenced on December 31, 1996.

During 1996, the Company entered into an Agreement of Joint Venture with IMPACT Financial Network ("IMPACT"), a company unaffiliated with IFNI, for the purpose of forming Impact Management Investment Trust (see note 2). Ronald A. Stiller, the President of IMPACT, is also a member of the Board of Directors of the Company. Pursuant to the provisions of the Agreement of Joint Venture, all expenses associated with the creation, maintenance and operation of the Trust and Impact Management Growth Portfolio were to be funded from the administration fees that are paid by the Trust to IMPACT Management Services, Inc., an affiliate of IMPACT. As of December 31, 1996, the Company had incurred $87,871 of costs associated with the creation of the Trust and Impact Management Growth Portfolio. During 1996, the Company also paid various promotional costs on behalf of IMPACT which amounted to approximately $6,000. At December 31, 1996, these amounts were subject to future reimbursement to the Company from IMPACT and its affiliates. During 1997, the Company incurred approximately $104,000 of additional costs associated with the creation of the Trust and Impact Management Growth Portfolio which was also subject to future reimbursement from IMPACT and its affiliates. During 1997, Ronald A. Stiller resigned as President of IMPACT and was hired by the Company as National Sales and Marketing Director. Pursuant to Mr. Stiller's employment terms, the Company forgave all amounts owed by IMPACT and its affiliates in exchange for all future administration fees of the Trust and other future revenue. Accordingly, amounts owed by IMPACT and its affiliates totaling approximately $198,000 were written-off by the Company during 1997.

During 1996, the Company began the formation of Jordan New Millennium Fund, L.P. (the "Partnership"). The Partnership intends on engaging in the business of trading and investing in securities of United States issuers, primarily in publicly traded common and preferred stocks. It is anticipated that the General Partner of the Partnership will be Jorkar Management, L.P., of which the Company will be the General Partner and, accordingly, the Company will receive a portion of the fees earned by Jorkar Management, L.P. As of December 31, 1996, the Company paid costs incurred in connection with the formation of the Partnership amounting to $30,506. This amount, along with additional amounts incurred during 1997 of $14,248 were to be repaid to the Company by the Partnership out of the proceeds of the Partnership's private placement offering. During 1997, the Company determined that future collectibility of such costs was uncertain and, accordingly, such costs were written-off.

In 1994, Wallace Neal Jordan established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain customers of the Company participate in the Fund at the sole discretion of such customers. Additionally, certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during 1997 or 1996.

              JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         December 31, 1997 and 1996

Note 7.	INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carryforwards for U.S. income tax purposes. As of December 31, 1997 and 1996, the Company had approximately $3,530,000 and $2,660,000, respectively, in pretax U.S. net operating loss carryforwards, expiring through the year 2012. A large portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code. The deferred tax assets that result from such operating loss carryforwards of approximately $1,200,000 and $903,000 at December 31, 1997 and 1996,
respectively, have been fully reserved in the accompanying consolidated financial statements. During the years ended December 31, 1997 and 1996, the valuation allowance established against the net operating loss carryforwards increased by $297,000 and decreased by $199,000, respectively, representing the incurrance of additional losses during 1997 and the utilization of certain carryforwards to offset taxable income during 1996.

As of December 31, 1997, the Company also had a U.S. net capital loss carryforward of approximately $275,000, which expires on December 31, 2002. The deferred tax asset of approximately $93,500, that results from the capital loss carryforward, has been fully reserved in the accompanying consolidated financial statements. At December 31, 1996, there were no U.S. net capital loss carryforwards.

Income tax expense for 1996 reflected in the consolidated statements of operations relates primarily to alternative minimum tax, which was computed based on estimated alternative minimum taxable income for the year.


Note 8.	STOCK OPTIONS

During August 1991, the Board of Directors of JAHI approved the Long-Term Incentive Plan (the "Plan"), a non-qualified stock option plan. The aggregate number of shares of common stock which may be granted by the Company will not exceed a maximum of 1,000,000 shares during the period of the Plan.

The option price per share shall be at least the fair market value (as determined by the Finance/Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted. If at any time a stock option is granted, an employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the terms of the stock option shall specify that the option price shall be at least 110% of the fair market value of the stock subject to the option, and shall be exercisable for up to 5 years from the date of grant. In addition, the Plan provides for the mandatory grant of options to directors on a yearly basis commencing
March 1, 1993.

If for any reason a change in control of the Company occurs, or under the sole discretion of the Finance/Compensation Committee or, in lieu thereof, the Board of Directors, all shares subject to the stock option shall immediately become earned and exercisable. The Board of Directors may discontinue the Plan at any time, and may amend it from time to time. Certain amendments require stockholders' approval.

              JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        December 31, 1997 and 1996

Note 8.	STOCK OPTIONS (CONTINUED)

The Company has also issued certain stock options outside of the Plan.

Information with respect to all options is as follows:

                                                                  Weighted-
                    Long-term                                      Average
                    Incentive   Other                 Exercise     Exercise
                      Plan     Options     Total     Price Range  Price Range
Balance at
 December 31, 1995   339,406   112,200    451,606    $0.57-2.00     $ 1.14

 Granted             213,953   115,000    328,953    $0.82-1.38     $ 1.11
 Exercised              -      (15,000)   (15,000)   $   .82        $  .82
 Forfeited           (15,000)     -       (15,000)   $   .82        $  .82
                     -------   -------  ---------    ----------     ------
Balance at
 December 31, 1996   538,359   212,200    750,559    $0.57-2.00     $ 1.14

 Granted             360,000    30,000    390,000    $0.60-1.00     $  .94
                     -------   -------  ---------    ----------     ------
Balance at
 December 31, 1997   898,359   242,200  1,140,559    $0.57-2.00     $ 1.07
                     =======   =======  =========    ==========     ======
Number of options
 exercisable at
 December 31, 1996   219,381   112,200    331,581    $0.57-2.00     $ 1.16
                     =======   =======  =========    ==========     ======
Number of options
 exercisable at
 December 31, 1997   323,204   112,200    435,404    $0.57-2.00     $ 1.11
                     =======   =======  =========    ==========     ======

At December 31, 1997 and 1996, respectively, 65,641 and 425,641 share options were available for future grant under the Plan.


               JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996

Note 8.	STOCK OPTIONS (CONTINUED)

The following table summarizes additional information regarding all stock options outstanding at December 31, 1997.

                     **Options Outstanding**          **Options Exercisable**
                 Number       Weighted                  Number
               Outstanding    -Average    Weighted    Exercisable    Weighted
 Range of          at         Remaining   -Average        at         -Average
 Exercise      December 31,  Contractual  Exercise    December 31,   Exercise
  Prices          1997          Life       Price         1997          Price
$ .57-1.00      686,106       8.1 years    $ .92        271,513        $ .87
$1.01-1.50      360,953	      6.7 years     1.15         83,591         1.14
$1.51-2.00       93,500	      6.1 years     1.89         80,300         1.87
              ---------                                 -------
              1,140,559                                 435,404

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which recommends, but does not require, measuring compensation cost for stock options based on the fair value of the options at the grant date. The Company has elected not to adopt SFAS 123 but continues to apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan and other stock option activity. Had the Company measured compensation cost based on the fair value of the options at the grant date for 1997 and 1996 consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                       1997          1996
Net income (loss) attributable    As reported     $(1,072,844)     $291,560
   to common stock                Pro forma       $(1,140,457)     $240,317

Basic and diluted earnings        As reported     $      (.10)     $    .03
   per common share               Pro forma       $      (.11)     $    .02

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996: risk-free interest rate of 6%; no dividend yield; expected life of 6 years; and volatility of 81% for 1997 and 85% for 1996.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional rewards generally are made each year.

                JORDAN AMERICAN HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          December 31, 1997 and 1996


Note 9. COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with certain individuals who are stockholders and directors of the Company. The agreements establish certain minimum base compensation levels, and provide for certain compensation incentives based on the Company's performance. No bonuses were earned under these agreements during the years ended December 31, 1997 and 1996. The Company did, however, grant bonuses totaling approximately $36,000 during the year ended December 31, 1996.

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

In August 1994, Gene K. Glasser, Sylvia Gusar and Evan Gusar (the "Claimants"), as Joint Personal Representatives of the Estate of Sidney Gusar (the "Decedent"), initiated an arbitration proceeding with the National Association of Securities Dealers, Inc. against EAM, IFNI, and Wallace Neal Jordan (the "Respondents"). The Claimants alleged claims against the Respondents for violations of federal and Florida securities laws, common law fraud, breach of fiduciary duty and negligence in connection with the Respondent's administration of a portfolio management account that the Decedent had opened in 1976. The arbitration hearing was conducted on April 23-27, 1996, before a panel of three arbitrators. In a decision dated June 21, 1996, the arbitrators rendered an award against the Respondents, jointly and severally in the amount of $45,000. Claimants' remaining claims for actual damages, statutory punitive and treble damages, attorneys fees, interest and costs were denied. The Company incurred costs during 1996 related to this case, including the award, attorneys fees and other costs amounting to $99,348.

The Company is not currently a party to any material litigation, and management has no knowledge of any threatened material litigation against the Company.


Note 10. REGULATORY COMPLIANCE

The SEC recently completed an inspection of the investment advisory and broker/dealer operations of the Company and IFNI. As a result of the inspection, certain issues arose regarding possible violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 relating primarily to IFNI's involvement in the contingent "best efforts" private placement offering for Boston Restaurant Associates, Inc. The SEC has initiated discussions with the Company's management and legal counsel with regard to these issues but, has not proceeded, at this juncture, with any formal action.

Management and legal counsel to the Company cannot, at this time, predict with any certainty the outcome of the SEC's inspection or whether the resolution will have a material affect on the Company's operations or financial statements. It is anticipated that this matter will be resolved or settled with the SEC during the year ended December 31, 1998.