Form 10QSB
period 1998-03-31
JORDAN AMERICAN HOLDINGS INC
filed 1998-05-12
CIK 855663

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1998

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

                                 (970) 879-1189

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

As of April 30, 1998, 10,408,876 shares of the registrant's common stock were issued and outstanding.

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES

                             Table Of Contents

PART I

ITEM 1  Financial Information
                Consolidated Balance Sheets                     3
		Consolidated Statements of Operations		4
		Consolidated Statements of Cash Flows		5
                Notes to Consolidated Financial Statements      6

ITEM 2  Management's Discussion and Analysis
                Operational Notes                               8
                Risk Factors, Trends & Uncertainties            9
                Results of Operations                          11
                Liquidity and Capital Resources                12

                                   PART I.
                                   ITEM 1.
                            FINANCIAL INFORMATION

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                             (unaudited)
                                               March 31,     December 31,
                                                 1998            1997
ASSETS
  Cash and cash equivalents                    $121,875        $51,286
  Marketable securities                         619,412        783,500
  Investment advisory fees receivable, net       85,836         99,178
  Receivable from clearing broker                 1,627         97,080
  Deposit with clearing broker                   25,000         25,000
  Prepaid expenses and other current assets     111,935         97,635
  Receivable from affiliates and officer         32,979         15,000
  Limited partnership investments                50,000              0
  Notes receivable                              932,000        935,000
  Property and equipment, net                   231,455        220,575
                                             -----------    -----------
    Total Assets                             $2,212,119     $2,324,254
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS'EQUITY
  Accounts payable and accrued expenses        $232,109       $179,360
  Deferred investment advisory fees             127,106        153,472
  Preferred stock dividend payable               60,000              0
                                             -----------    -----------
    Total Liabilities                          $419,215       $332,832
                                             -----------    -----------
Stockholders' equity:
  8% cumulative, convertible, non-voting
   preferred stock, $0.01 par value;
   authorized 5,000,000 shares;3,000,000
   shares issued and outstanding                 30,000         30,000
  Common stock, $0.001 par value;
   authorized 20,000,000 shares; 10,408,876
   shares issued and outstanding at
   March 31, 1998, and December 31, 1997         10,409         10,409
  Additional paid-in capital                  4,562,853      4,622,853
  Accumulated deficit                        (2,810,358)    (2,671,840)
                                             -----------    -----------
    Total Stockholders' Equity               $1,792,904     $1,991,422
                                             -----------    -----------
    Total Liabilities and
     Stockholders' Equity                    $2,212,119     $2,324,254
                                             ===========    ===========

     See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                       1998         1997
REVENUES
  Investment advisory fees                           $170,368     $193,721
  Commission income                                   111,620      119,453
                                                   -----------  -----------
    Total Revenues                                   $281,988     $313,174
                                                   -----------  -----------
  Selling, general and administrative expenses        482,423      408,787
                                                   -----------  -----------
    Operating Income (Loss)                         ($200,435)    ($95,613)
                                                   -----------  -----------
OTHER INCOME (LOSS)
  Interest and dividend income                         21,887       41,726
  Realized gain (loss) from investing and trading      13,726       56,012
  Unrealized gain (loss) from investing and trading    22,074       39,125
  Other, net                                            4,230          --
                                                   -----------  -----------
    Total Other Income (Loss), Net                    $61,917     $136,863
                                                   -----------  -----------
    Net Income (Loss)                               ($138,518)     $41,250
 Dividends on preferred stock                          60,000       60,000
                                                   -----------  -----------
    Net Income (Loss) Attributable to Common Stock  ($198,518)    ($18,750)
                                                   ===========  ===========

  Basic earnings per common share                      ($0.02)       $0.00
                                                   ===========  ===========
  Diluted earnings per common share                    ($0.02)       $0.00
                                                   ===========  ===========
  Weighted-average number of common shares
   outstanding:
    Basic                                          10,408,876   10,673,709
                                                   ===========  ===========
    Diluted                                        10,408,876   10,673,709
                                                   ===========  ===========

       See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                         1998          1997
Cash flows--operating activities
Net income (loss)                                     ($138,518)      $41,250
Adjustments to reconcile net income (loss)
 to cash provided(used in) operating   activities:
    Depreciation                                          6,817         5,961
    Unrealized (gain) loss from investing and trading   (22,074)      (39,125)
    Realized (gain) loss from investing and trading     (13,726)      (56,012)
    Changes in operating assets and liabilities:
      Investment advisory fees receivable                13,342      (177,411)
      Trading marketable securities                     199,888       206,569
      Prepaid expenses and other current assets         (14,300)       (3,422)
      Accounts payable and accrued expenses              52,749      (115,816)
      Deferred investment advisory fees                 (26,366)       23,616
      Other receivables                                  77,474        31,674
                                                     -----------   -----------
        Net Cash Provided By (Used In)
         Operating Activities                          $135,286      ($82,716)
                                                     -----------   -----------
Cash flows--investing activities
    Investment in partnership                           (50,000)          --
    Principal received on notes receivable                3,000           --
    Capital expenditures                                (17,697)       (1,519)
                                                     -----------   -----------
        Net Cash Provided By (Used In)
         Investing Activities                          ($64,697)      ($1,519)
                                                     -----------   -----------
Cash flows--financing activities
    Repurchase of common stock                              --        (63,303)
                                                     -----------   -----------
        Net Cash Provided By (Used In)
         Financing Activities                                $0      ($63,303)
                                                     -----------   -----------
        Net Increase (Decrease) in Cash and
         Cash Equivalents                               $70,589     ($147,538)
Cash and cash equivalents, beginning of period           51,286     1,725,056
                                                     -----------   -----------
Cash and cash equivalents, end of period               $121,875    $1,577,518
                                                     ===========   ===========

Supplemental disclosure:
  Interest paid                                          $3,170          $292

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Jordan American Holdings, Inc. ("Company" or "JAHI") and its broker-dealer subsidiary, IMPACT Financial Network, Inc. ("IFNI") as of March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998, and 1997, and the results of cash flows for the three months ended March 31, 1998, and 1997, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio, including interest and dividends, are fully recognized at the contract anniversary date after the period of management. During the third quarter of 1997, JAHI began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the Portfolio are accrued daily and paid to JAHI on a monthly basis. Fee compensation which is due to sales representatives is accrued when such fees are billed and/or earned and is paid to sales representatives no later than quarterly.

Asset management contracts are generally terminable upon written notice from the client(s) or the Company, and percentage of assets management fees billed in advance are refundable on a pro-rata basis. For additional information regarding the Company's advisory business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

The Company develops prospective investment advisory clients and investors through seminars, money shows, television and radio appearances, direct contact, its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective advisory clients receive Form ADV, Part II, as the Company's disclosure document and provide information about themselves, their investment experience, and their net worth through new account forms and other methods.

Approximately 80% of JAHI's clients maintain their brokerage accounts with IFNI, a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IFNI does not hold funds or securities for clients and generally does not have custody of accounts for clients of the Company. IFNI currently executes securities transactions through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the SIPC, acts as clearing house and custodian for accounts and processes all confirmations and monthly statements for JAHI advisory clients who choose to maintain their accounts with IFNI.

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

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the management fee revenue, if any, from Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Fund"), a limited partnership with assets of approximately $10 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the Fund's trading profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996 and 1997. Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which is effective for fiscal years beginning after December 15, 1995. SFAS recommends, but does not require, measuring compensation cost of stock options at the grant date and recognizing the expense over the service period. If the Company does not change its accounting method, SFAS 123 requires, at a minimum, disclosure of the pro forma impact on net income and net earnings per share. The Company has determined that it will not change from its current method of accounting but will continue to make the disclosures required by SFAS 123, which can be found in the Company's 1997 10-KSB.

These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements which are included in the Company's 1997
Form 10-KSB which is contained in the Company's 1997 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487,
(970) 879-1189; Fax: (970) 879-1272; E-mail:  info@jahi.com


                                  PART I, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                          JORDAN AMERICAN HOLDINGS, INC.
                                 AND SUBSIDIARIES

Safe Harbor for Forward-Looking Statements

Information found in this report contains forward-looking implications which may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions, marketing and sales effectiveness, investment decisions, and the management of clients' stock portfolios and pooled investments as influenced by market conditions, Federal Reserve Board policy, economic trends, political developments, domestic and international events and other factors. There can be no guarantee that any forward-looking implications discussed and/or referenced in this report will have any impact, positive or negative, upon the earnings, value and/or operations of the Company.


Operational Notes

The Company plans to continue expenditures for marketing and related sales and is pursuing business plans for asset gathering, business development and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, marketing materials, joint ventures with other professionals and other means.

The Company managed approximately $56 million in individually held equity portfolios at December 31, 1997, as compared to approximately $65 million at the end of fiscal year 1996 and $85 million at end of fiscal 1995. During the three months ended March 31, 1998, the Company experienced a net loss in assets under management of approximately $5 million. During 1997 the Company began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under the Impact Management Investment Trust. At April 30, 1998, the Portfolio had assets of approximately $4 million from which JAHI and IFNI receives management fees and brokerage commissions, respectively. At March 31, 1998, the Company and a privately held affiliate were the advisor to approximately $70 million in total assets in individually managed equity portfolios and pooled investments.

Exceptional performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 56% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in respective accounts.

At April 30, 1998, the Company was no longer pursuing a restructuring of part or all of the Preferred Stock as addressed in the 1997 10-KSB. Other than the dividend for the Company's Preferred Stock, there is no short or long term plan for the Company to pay any dividends.


Risk Factors, Trends & Uncertainties

Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear market, performance returns as influenced by the Company's investment advisory decisions, expense and related effectiveness of marketing efforts, competition from other investment advisory companies and mutual funds, interest rate changes and other actions taken by the Federal Reserve Board, domestic and international economic and political conditions, high inflation and/or recession, trends in business and finance, international events, acts of terrorism and other factors.

The securities and commodities industries are subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodities Futures Trading Commission. Investment advisors, broker-dealers, and commodities trading advisors are highly regulated by both federal and state authorities and by other self-regulatory organizations.
Such regulations may restrict both the types of investments and amount of investments that JAHI may employ for its clients and itself. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as IFNI. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company and commodities trading business will not have an adverse effect upon the business of the Company, or that, despite its best efforts, the Company currently operates in full compliance with all applicable law and regulations or will be able to remain in compliance with all applicable law and regulations. If the Company fails to maintain compliance with all applicable regulations, JAHI may be subject to various and significant fines, censures and other considerations.

By law, investment advisors, broker-dealers, and investment companies are fiduciaries and are required to serve their clients' interests with undivided loyalty. The affiliation between the Company and IFNI may continue to be scrutinized by the regulatory authorities because of the potential conflict of interest created by related-party transactions and may be subject to various regulations which may affect the fees and charges of IFNI. Additionally, as the brokerage industry continues to become more competitive, fees for such services may decline which result in a similar reduction in revenues from trading transactions.

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

Many aspects of the financial services industry involve substantial liability risks, including but not limited to exposure under federal and state securities laws in connection with the distribution of securities, brokerage transactions, suitability and investment advisor activities. Although the Company currently maintains errors and omission insurance and other insurance to protect against these types of liabilities, there can be no guarantee that this coverage will necessarily protect the Company and its shareholders from potential claimants.

The Company operates in a highly competitive industry with competition from other investment advisors, commodity trading advisors, broker-dealers, and mutual fund managers in addition to investment alternatives offered by insurance companies, banks, securities dealers and other financial institutions. Many of these institutions are able to engage in more extensive advertising and may offer accounts insured by federal corporations such as the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around attempting to understand the general trend of the market as assisted by certain proprietary analyses, coupled with its long-term track record, make it an attractive alternative to traditional mutual funds and other money managers, but there can be no guarantee that this is necessarily the case.

Management fees for the first quarter decreased due to performance in clients' managed accounts and a decrease in assets under management. Unless account performance and/or asset gathering increases, or trading activity improves or increases, the current earnings trend may continue.

Long-term trends in retention of client assets since fiscal year-end 1995 show that for fiscal 1996, the company had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than were brought in as new managed assets. It is likely that future net income/loss of the Company will be substantially impacted by the amount of assets under management, investment management decisions and general stock market conditions, among other factors listed in this report.

During 1997, the Nasdaq Stock Market formalized new standards for continued listing of securities on the Nasdaq Small Cap Market. There can be no guarantee that the Company will be able to meet or maintain these standards, which include but are not limited to a minimum share price of $1.00 or greater for common stock for small-capitalization companies such as Jordan American Holdings, Inc. Should the Company not be able to meet or maintain the listing standards, the Company's common stock may be de-listed and be traded on the OTC Bulletin Board or OTC Pink Sheets. Such an event, if it occurs, may adversely effect the trading and liquidity of the Company's common stock. Additionally, if the Company's securities are de-listed, proposed re-entry standards may be much more difficult for the Company to achieve in order to gain re-listing on the Nasdaq Small Cap Market. The Company's common stock currently does not meet the minimum bid price requirements for continued listing on the Nasdaq Small Cap Market. The Company's warrants have been de-listed due to inability to maintain two or more market makers for JAHI warrants. The delisting of JAHI warrants may adversely impact the trading and liquidity of these warrants.

The SEC recently completed an examination of the Company. As a result of this examination, certain issues arose regarding possible violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 relating to the contingent "best efforts" private placement offering for Boston Restaurants Associates, Inc. The SEC has initiated discussions with the Company's legal counsel with regard to these issues and may be considering formal action against the Company.

Management and legal counsel to the Company cannot, at this time, predict with any certainty the outcome of the SEC's examination or whether the resolution will have a material effect on JAHI's operations or financial statements. It is anticipated that this matter will be resolved or settled with the SEC within the year ended December 31, 1998.

Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.


Results of Operations

The Company had a net loss for the three months ended March 31, 1998, of ($198,518) or ($0.02) per basic and diluted common share compared to a net loss of ($18,750) or $0.00 per basic and diluted common share for the same period in 1997. This loss resulted primarily from increased expenses related to marketing, decreased revenue from percentage of assets account billings and decreased other income.

For the three months ended March 31, 1998, revenues from investment advisory fees totaled $170,368 compared to revenues from investment advisory fees of $193,721 for the same period in 1997, a decrease of approximately 12% due primarily to lower revenues from percentage of assets fee-based accounts during the first quarter of fiscal 1998.

Management fees for the first quarter of 1998 were also relatively weak because of performance in clients' managed accounts during 1997 and a decrease in total assets under management. Unless account performance and/or asset gathering increases, the current earnings trend may continue. Market conditions and other factors mentioned above may materially impact this trend, either positively or negatively.

Commission income decreased for the three months ended March 31, 1998, to $111,620 compared to $119,453 for the same period in 1997. This decrease is due to fewer assets under management and fewer securities transactions resulting from a decrease in the amount of securities being purchased and sold in client accounts as determined by the management of the Company based on market conditions and other factors.

Total other income was $61,917 for the three months ended March 31, 1998, compared to $136,863 for the same period in 1997, a decrease of approximately 55%. This decrease was primarily due to decreased realized and unrealized gains in Company investment accounts and decreased interest income.

Selling, general, and administrative ("SG&A") expenses of $482,423 were incurred during the three month period ended March 31, 1998, compared to SG&A expenses of $408,787 for the same period in 1997, an increase of approximately 18%. This increase was primarily due to marketing expenses and compensation for new employees of the Company.


Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $121,875 versus $51,286 at December 31, 1997, an increase of approximately 137%. This increase is primarily due to the sale of certain marketable securities held at December 31, 1997.

Accounts payable and accrued expenses were $232,109 at March 31, 1998, compared to $179,360 at December 31, 1997, an increase of approximately 29%. Accruals are based upon expenses as determined by management's estimate.

Cash flows provided by (used in) operating activities for the three months ended March 31, 1998, were $135,286 compared to ($82,716) for the same period in 1997. Cash flows provided by (used in) investing activities for the three months ended March 31, 1998, were ($64,697) compared to ($1,519) for the same period in 1997. Cash flows provided by (used in) financing activities were $0 for the three month period ended March 31, 1998, compared to ($63,303) for the same period in 1997. Management of the Company believes current cash needs will be met from various revenue sources and the potential sale of marketable securities and other assets despite increased marketing expenses and a general decrease in management fee revenues.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JORDAN AMERICAN HOLDINGS, INC.



Dated:  May 8, 1998                    By:  /s/ Charles R. Clark
						Charles R. Clark
						Chief Executive Officer


Dated:  May 8, 1998                    By:  /s/ Frederick A. Whittlesey
						Frederick A. Whittlesey
						Chief Financial Officer