Form 10QSB
period 1998-06-30
JORDAN AMERICAN HOLDINGS INC
filed 1998-08-11
CIK 855663

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

                               (970) 879-1189
                               --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered
      None                                            None
      ----                                            ----

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

As of July 31, 1998, 10,408,876 shares of the registrant's common stock were issued and outstanding.

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

                                    PART I.
                                    ITEM 1.
                            FINANCIAL INFORMATION

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                    (unaudited)
                                                      June 30,    December 31,
                                                        1998           1997
ASSETS
  Cash and cash equivalents                         $  175,825     $   51,286
  Marketable securities                                535,246        783,500
  Investment advisory fees receivable, net              87,570         99,178
  Receivable from clearing broker                       96,072         97,080
  Deposit with clearing broker                          25,000         25,000
  Prepaid expenses and other current assets             78,799         97,635
  Receivable from affiliates and officer                46,256         15,000
  Limited partnership investments                       50,000              0
  Notes receivable                                     926,120        935,000
  Property and equipment, net                           85,542        220,575
                                                    -----------    -----------
    Total Assets                                    $2,106,430     $2,324,254
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses             $  227,695     $  179,360
  Deferred investment advisory fees                     98,388        153,472
  Preferred stock dividend payable                     120,000              0
                                                    -----------    -----------
    Total Liabilities                               $  446,083     $  332,832

Stockholders' equity:
  8% cumulative, convertible, non-voting preferred
   stock, $0.01 par value; authorized 5,000,000
   shares; 3,000,000 shares issued and outstanding      30,000        30,000
  Common stock, $0.001 par value; authorized
   20,000,000 shares; 10,408,876 shares issued
   and outstanding at June 30, 1998, and
   December 31, 1997                                    10,409         10,409
  Additional paid-in capital                         4,502,853      4,622,853
  Accumulated deficit                               (2,882,915)    (2,671,840)
                                                    -----------    -----------
    Total Stockholders' Equity                      $1,660,347     $1,991,422
                                                    -----------    -----------
    Total Liabilities and Stockholders' Equity      $2,106,430     $2,324,254
                                                    ===========    ===========

         See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                            Three Months                  Six Months
                                                            Ended June 30,              Ended June 30,
                                                          1998         1997          1998         1997
REVENUES
  Investment advisory fees                              $214,907     $149,741      $385,275     $343,462
  Commission income                                      125,936       61,084       237,556      180,537
                                                       ----------   ----------    ----------   ----------
    Total Revenues                                      $340,843     $210,825      $622,831     $523,999
  Selling, general and administrative expenses           507,416      507,141       985,609      915,928
                                                       ----------   ----------    ----------   ----------
    Operating Income (Loss)                            ($166,573)   ($296,316)    ($362,778)   ($391,929)

OTHER INCOME (LOSS)
  Interest and dividend income                            38,965       35,930        60,852       77,656
  Realized gain (loss) from investing and trading        (80,126)     (19,517)      (66,400)     (34,311)
  Unrealized gain (loss) from investing and trading       79,922      (90,323)      101,996       19,608
  Gain on disposal of building                            55,256         --          55,256         --
                                                       ----------   ----------    ----------   ----------
    Total Other Income (Loss), Net                       $94,017     ($73,910)     $151,704      $62,953
                                                       ----------   ----------    ----------   ----------
      Net Income (Loss)                                 ($72,556)   ($370,226)    ($211,074)   ($328,976)

    Dividends on preferred stock                          60,000       60,000       120,000      120,000
                                                       ----------   ----------    ----------   ----------
      Net Income (Loss) Attributable to Common Stock   ($132,556)   ($430,226)    ($331,074)   ($448,976)
                                                       ==========   ==========    ==========   ==========

Basic earnings (loss) per common share                    ($0.01)      ($0.04)       ($0.03)      ($0.04)
                                                       ----------   ----------    ----------   ----------
Diluted earnings (loss) per common share                  ($0.01)      ($0.04)       ($0.03)      ($0.04)
                                                       ----------   ----------    ----------   ----------
Weighted-average number of common shares outstanding:
  Basic                                               10,408,876   10,600,903    10,408,876   10,637,105
  Diluted                                             10,408,876   10,600,903    10,408,876   10,637,105

         See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
				(Unaudited)

                                                    Six Months Ended June 30,
                                                        1998           1997
Cash flows--operating activities
Net income (loss)                                   $ (211,074)    $ (328,976)

Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
  Depreciation                                          13,351         11,922
  Realized (gain) loss from investing and trading       66,400         34,311
  Unrealized (gain) loss from investing and trading   (101,996)       (19,608)
  Gain on disposal of building                         (55,256)           --
  Changes in operating assets and liabilities:
    Investment advisory fees receivable                 11,608         32,495
    Trading marketable securities                      283,850         89,285
    Prepaid expenses and other current assets          (12,420)       (12,673)
    Accounts payable and accrued expenses               48,335       (144,263)
    Deferred investment advisory fees                  (55,084)       (89,306)
    Other receivables                                    1,008        (15,925)
                                                    -----------    -----------
        Net Cash Provided By (Used In)
        Operating Activities                        $  (11,278)    $ (442,738)

Cash flows--investing activities
Investment in limited partnership                      (50,000)          --
Principal received on notes receivable                   8,880          5,176
Proceeds from sale of building                         195,483           --
Capital expenditures                                   (18,546)        (1,519)
                                                    -----------    -----------
        Net Cash Provided By (Used In)
        Investing Activities                        $  135,817     $    3,657

Cash flows--financing activities
Repurchase of common stock                                --         (107,751)
                                                    -----------    -----------
        Net Cash Provided By (Used In)
        Financing Activities                        $        0     $ (107,751)
                                                    -----------    -----------
        Net Increase (Decrease) in Cash
        and Cash Equivalents                        $  124,539     $ (546,832)

Cash and cash equivalents, beginning of period          51,286      1,725,056
                                                    -----------    -----------
Cash and cash equivalents, end of period            $  175,825     $1,178,224
                                                    ===========    ===========

Supplemental disclosure:
        Interest paid                               $    6,180     $      362

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------
In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of June 30, 1998, and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998, and 1997, and the results of cash flows for the six months ended June 30, 1998, and 1997, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance, or incentive, fees) in the market value of a client's portfolio, including interest and dividends, are fully recognized when billed after the period of management, which is usually twelve months after account inception and annually thereafter. During the third quarter of 1997, JAHI began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the Portfolio are paid to JAHI on a monthly basis. Fee compensation which is due to sales representatives is accrued monthly and is paid to sales representatives quarterly.

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

The Company develops prospective investment advisory clients and investors through seminars, money shows, occasional television and radio appearances, direct contact, its web site (www.jahi.com or www.equityassets.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective advisory clients receive Form ADV, Part II, as the Company's disclosure document and provide information about themselves, their investment experience, and their net worth through various new account forms and other methods.

Approximately 93% of JAHI's clients execute brokerage transactions through IMPACT Financial Network, Inc. ("IFNI"), a wholly-owned broker-dealer subsidiary of JAHI and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IFNI does not hold funds or securities for clients and does not have custody of accounts for clients of the Company. IFNI currently executes securities transactions through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the SIPC, acts as clearing house and custodian for accounts and processes all confirmations and monthly statements for JAHI advisory clients who choose to maintain their accounts with IFNI. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

The Company's wholly-owned subsidiary, IMPACT Administrative Services, Inc. ("IASI"), an investment company services entity, is expected to receive revenues of $165 per account from clients of the Portfolio and may provide similar services to other mutual funds in the future.

Marketable securities consist primarily of corporate stocks and other securities held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities and stock index futures contracts in Company investment accounts.

Basic and diluted earnings per share and share equivalent are based upon the weighted average number of share and/or share equivalents outstanding during the period. The calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.

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

Preferred stock dividends are normally paid semi-annually as of June 30 and December 31 of each year. At the request of the holder of the Preferred Stock, the Company agreed to pay the first semi-annual dividend of $120,000 on July 31 of each year and the second semi-annual dividend of $120,000 on November 30. This arrangement was agreed to by both parties to assist the holder of the Preferred Stock in its cash flow needs related to its charitable giving as a private foundation. This special arrangement has no material impact on the annual operations and/or earnings of the Company.

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the net income resulting from the collection of incentive and/or management fees, if any, collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Index"), a limited partnership with current assets of approximately $6.6 million. The Index invests in stock index futures contracts and other securities and receives as its fee 20% of the Index's trading profits, if any. Fees for this Index are accounted for as deferred revenue until the annual billing date of the Index, which is July 31 of each year. Fees to JAHI from the Index were approximately $90,000 in 1995 as compared to no revenues from the Index in 1996 and 1997. No fees are expected from the Index for July of 1998. Additionally, potential investors in the Company's common stock or warrants should understand that there is no guarantee that the Index will continue to exist as a potential revenue source for the Company.

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


                               PART I, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                        JORDAN AMERICAN HOLDINGS, INC.
                              AND SUBSIDIARIES

Safe Harbor for Forward-Looking Statements
------------------------------------------
Information found in this report contains forward-looking implications which may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions, marketing and sales effectiveness, investment decisions, and the management of clients' stock portfolios and pooled investments as influenced by market conditions, Federal Reserve Board policy, economic trends, political developments, domestic and international events and other factors. There can be no guarantee that any forward-looking implications discussed and/or referenced in this report will have any impact, positive or negative, upon the earnings, value and/or operations of the Company.


Operational Notes
-----------------
The Company plans to continue expenditures for marketing and related sales and is pursuing business plans for asset gathering, business development and creating exposure of the Company's common stock and warrants through seminars, national investment shows, advertising, marketing materials, joint ventures with other financial services professionals and other means.

The Company managed approximately $54 million in individually held fee-paying equity portfolios at June 30, 1998. During the six months ended June 30, 1998, the Company experienced a net loss in total equity portfolio assets (fee and non-fee) of approximately $9 million. During 1997 the Company began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under the Impact Management Investment Trust. At June 30, 1998, the Portfolio had assets of approximately $4.4 million from which JAHI and IFNI receives management fees and brokerage commissions, respectively. At June 30, 1998, the Company and a privately held affiliate were the advisor to approximately $66 million in fee-paying assets in individually managed equity portfolios, the Portfolio and the Fund, mentioned above.

Exceptional performance in percentage of profit (incentive) accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company from approximately 56% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in the respective accounts.

Other than the dividend for the Company's Preferred Stock, there is no short or long term plan for the Company to pay any dividends.


Risk Factors, Trends & Uncertainties
------------------------------------
Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear, market, performance returns as influenced by the Company's investment advisory decisions, expense and related effectiveness of marketing efforts, competition from mutual funds, other investment advisory companies and insurance companies, interest rate changes and other actions taken by the Federal Reserve Board, domestic and international economic and political conditions, high inflation and/or recession, trends in business and finance, international events, acts of terrorism and other factors.

The securities and commodities industries are subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodity Futures Trading Commission. Investment advisors, broker-dealers, and commodity trading advisors are highly regulated by both federal and state authorities and by other self-regulatory organizations. Such regulations may restrict both the types of investments and amount of investments that JAHI may employ for its clients and itself. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as IFNI. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company-related and commodities trading business will not have an adverse effect upon the business of the Company, or that, despite its best efforts, the Company currently operates in full compliance with all applicable law and regulations or will be able to remain in compliance with all applicable law and regulations. If the Company fails to maintain compliance with all applicable regulations, JAHI and/or its subsidiaries may be subject to various and significant fines, censures and other considerations and penalties.

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

Findings contrary to industry regulations by one or more regulatory entities may subject the Company to censures, fines and/or other liabilities, or cause the Company to change its method of doing business. The SEC requires that business be conducted in the best interests of the clients and that such arrangements be disclosed to them. While the Company believes that its existing policies, procedures and proposed relationships are in compliance with applicable laws and regulations, findings to the contrary may have a material adverse effect upon the Company.

Many aspects of the financial services industry involve substantial liability risks, including but not limited to exposure under federal and state securities laws in connection with the distribution of securities, brokerage transactions, suitability and investment advisor activities. Although the Company currently maintains errors and omission insurance and other insurance to protect against these types of liabilities, there can be no guarantee that this coverage will necessarily protect the Company and its shareholders from potential claims.

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

Management fees for the second quarter increased from the same period in 1997 due to improved performance in clients' managed accounts. Despite this increase in management fee revenue, unless account performance continues to improve and/or asset gathering in general increases, or trading activity improves or increases, the Company may continue to experience net losses on a quarterly and annual basis. Market conditions and other factors mentioned above may materially impact this trend, either positively or negatively.

Long-term trends in retention of client assets since fiscal year-end 1995 show that the Company has had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than were brought in as new managed assets. This declining trend in total assets under management may continue to have a direct negative impact upon the Company's investment advisory revenues and related brokerage commissions. It is likely that future net income/loss of the Company will be substantially impacted by the amount of assets under management, investment management decisions and general stock market conditions, among other factors listed in this report.

During 1997, the Nasdaq Stock Market formalized new standards for continued listing of securities on the Nasdaq Small Cap Market. There can be no guarantee that the Company will be able to meet or maintain these standards, which include but are not limited to a minimum share price of $1.00 or greater for common stock for small-capitalization companies such as Jordan American Holdings, Inc. Should the Company not be able to meet or maintain the listing standards, the Company's common stock may be de-listed and be traded on the OTC Bulletin Board or OTC Pink Sheets. Such an event, if it occurs, may adversely effect the trading and liquidity of the Company's common stock. Additionally, if the Company's securities are de-listed, proposed re-entry standards may be much more difficult for the Company to achieve in order to gain re-listing on the Nasdaq Small Cap Market. The Company's common stock currently does not meet the minimum bid price requirement for continued listing on the Nasdaq Small Cap Market. The potential de-listing of JAHI common stock by Nasdaq has been petitioned by the Company and is currently undergoing further review by Nasdaq.

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


Results of Operations
---------------------
The Company had a net loss for the three months ended June 30, 1998, of ($132,556) or ($0.01) per basic and diluted common share compared to a net loss of ($430,226) or ($0.04) per basic and diluted common share for the same period in 1997. The improvement compared to the same period last year stems from higher revenues from performance fee based managed accounts, higher commission revenues and a significant improvement in other income, discussed in more detail below.

For the three months ended June 30, 1998, revenues from investment advisory fees totaled $214,907 compared to revenues from investment advisory fees of $149,741 for the same period in 1997, an increase of approximately 44% due primarily to higher revenues from performance fee based managed accounts during the second quarter of fiscal 1998.

Commission income increased for the three months ended June 30, 1998, to $125,936 compared to $61,084 for the same period in 1997, an increase of approximately 106% due to increased securities transactions resulting from the amount of securities being purchased and sold in client accounts as incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Total other income was $94,017 for the three months ended June 30, 1998, compared to ($73,910) for the same period in 1997. This increase was primarily due to increased trading income in Company investment accounts and a gain of approximately $55,000 from the sale of the Company's condominium in Steamboat Springs, Colorado.

Selling, general, and administrative ("SG&A") expenses of $507,416 were incurred during the three month period ended June 30, 1998, compared to similar SG&A expenses of $507,141 for the same period in 1997.


Liquidity and Capital Resources
-------------------------------
At June 30, 1998, the Company had cash and cash equivalents of $175,825 versus $51,286 at December 31, 1997, an increase of approximately 243%. This increase is primarily due to the sale of certain marketable securities held at December 31, 1997, proceeds from the sale of the Company's condominium, mentioned above, and increased revenues from performance account billings and commissions from securities transactions resulting from investment advisory decisions.

Accounts payable and accrued expenses were $227,695 at June 30, 1998, compared to $179,360 at December 31, 1997, an increase of approximately 27%. Accruals are based upon expenses as determined by management's estimate.

Cash flows provided by (used in) operating activities for the six months ended June 30, 1998, were ($11,278) compared to ($442,738) for the same period in 1997. Cash flows provided by (used in) investing activities for the six months ended June 30, 1998, were $135,817 compared to $3,657 for the same period in 1997. Cash flows provided by (used in) financing activities were $0 for the six month period ended June 30, 1998, compared to ($107,751) for the same period in 1997.

Current cash needs may not continue to be met during the next six months to one year unless revenues from investment advisory fees and brokerage transactions or other sources increase, or unless the Company liquidates its marketable securities and/or other investments, or reduces SG&A significantly.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JORDAN AMERICAN HOLDINGS, INC.



Dated:  August 10, 1998                By:  /s/ Charles R. Clark
                                            --------------------
                                                Charles R. Clark
                                                Chief Executive Officer


Dated:  August 10, 1998                By:  /s/ Frederick A. Whittlesey
                                            ---------------------------
                                                Frederick A. Whittlesey
                                                Chief Financial Officer