Form 10QSB
period 1998-09-30
JORDAN AMERICAN HOLDINGS INC
filed 1998-11-13
CIK 855663

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

As of September 30, 1998, 10,410,676 shares of the registrant's common stock were issued and outstanding.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

                              Table Of Contents

PART I

ITEM 1  Financial Information

                Consolidated Balance Sheets                     3

		Consolidated Statements of Operations		4

		Consolidated Statements of Cash Flows		5

                Notes to Consolidated Financial Statements      6

ITEM 2  Management's Discussion and Analysis

                Operational Notes                               9

                Risk Factors, Trends & Uncertainties            9

                Results of Operations                          12

                Liquidity and Capital Resources                13

                                   PART I.
                                   ITEM 1.
                            FINANCIAL INFORMATION

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   (unaudited)
                                                  September 30,    December 31,
                                                       1998           1997
ASSETS
  Cash and cash equivalents                           $488,727        $51,286
  Marketable securities                                234,894        783,500
  Investment advisory fees receivable, net              41,225         99,178
  Other receivables                                    125,831        112,080
  Deposit with clearing broker                          25,000         25,000
  Prepaid expenses and other current assets             61,807         97,635
  Limited partnership investments                       50,000              0
  Notes receivable                                     500,000        935,000
  Property and equipment, net                           81,149        220,575
                                                    -----------    -----------
    Total Assets                                    $1,608,633     $2,324,254
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses               $168,890       $179,360
  Deferred investment advisory fees                     59,736        153,472
  Preferred stock dividend payable                      60,000              0
                                                    -----------    -----------
    Total Liabilities                                 $288,626       $332,832
                                                    -----------    -----------

  Stockholders' equity:
   8% cumulative, convertible, non-voting preferred
    stock, $0.01 par value; authorized 5,000,000
    shares;3,000,000 shares issued and outstanding      30,000         30,000
   Common stock, $0.001 par value; authorized
    20,000,000 shares; 10,410,676 shares issued and
    outstanding at September 30, 1998, and
    December 31, 1997                                   10,411         10,409
   Additional paid-in capital                        4,442,853      4,622,853
   Accumulated deficit                              (3,163,257)    (2,671,840)
                                                    -----------    -----------
    Total Stockholders' Equity                      $1,320,007     $1,991,422
                                                    -----------    -----------
    Total Liabilities and Stockholders' Equity      $1,608,633     $2,324,254
                                                    ===========    ===========

         See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (Unaudited)

                                      Three Months               Nine Months
                                    Ended September 30,       Ended September 30,
                                     1998        1997         1998         1997
REVENUES
  Investment advisory fees          $106,798    $493,052      $492,073    $836,514
  Commission income                   51,940      98,960       289,496     279,497
                                  ----------- -----------   ----------- -----------
    Total Revenues                  $158,738    $592,012      $781,569  $1,116,011
                                  ----------- -----------   ----------- -----------
  Selling, general and
   administrative expenses           372,716     634,237     1,358,325   1,550,165
                                  ----------- -----------   ----------- -----------
    Operating Income (Loss)        ($213,978)   ($42,225)    ($576,756)  ($434,154)
                                  ----------- -----------   ----------- -----------

OTHER INCOME (LOSS)
  Interest and dividend income        29,204      27,685        90,056     105,341
  Realized gain (loss) from
   investing and trading             (38,199)   (318,901)     (104,599)   (299,293)
  Unrealized gain (loss) from
   investing and trading             (57,367)    146,897        44,629     112,586
  Gain on disposal of building           --          --         55,256         --
                                  ----------- -----------   ----------- -----------
    Total Other Income (Loss), Net  ($66,362)  ($144,319)      $85,342    ($81,366)
                                  ----------- -----------   ----------- -----------
    Net Income (Loss)              ($280,340)  ($186,544)    ($491,414)  ($515,520)
  Dividends on preferred stock        60,000      60,000       180,000     180,000
                                  ----------- -----------   ----------- -----------
    Net Income (Loss) Attributable
     to Common Stock               ($340,340)  ($246,544)    ($671,414)  ($695,520)
                                  =========== ===========   =========== ===========
  Basic earnings (loss)
   per common share                   ($0.03)     ($0.02)       ($0.06)     ($0.07)
                                  =========== ===========   =========== ===========
  Diluted earnings (loss)
   per common share                   ($0.03)     ($0.02)       ($0.06)     ($0.07)
                                  =========== ===========   =========== ===========

  Weighted-average number of
   common shares outstanding:
    Basic                         10,409,013  10,600,903    10,408,922  10,637,105
                                  =========== ===========   =========== ===========
    Diluted                       10,409,013  10,600,903    10,408,922  10,637,105
                                  =========== ===========   =========== ===========

          See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                               Nine Months Ended September 30,
                                                     1998            1997
Cash flows--operating activities
Net income (loss)                                 ($491,414)      ($515,520)

Adjustments to reconcile net income (loss)
 to cash provided by (used in) operating
 activities:
   Depreciation and Amortization                     18,788          17,884
   Realized (gain) loss from investing
    and trading                                     104,599         299,293
   Unrealized (gain) loss from investing
    and trading                                     (44,629)       (112,586)
   Gain on disposal of building                     (55,256)             --
   Issuance of common stock as compensation             --           11,563
   Changes in operating assets and liabilities:
     Investment advisory fees receivable             57,953         (96,867)
     Trading marketable securities                  488,636        (279,876)
     Prepaid expenses and other current assets       15,773         (50,192)
     Accounts payable and accrued expenses          (10,470)        (83,934)
     Deferred investment advisory fees              (93,736)        (34,593)
     Notes receivable                                   --            8,175
     Other receivables                                6,304          81,967
                                                 -----------    ------------
       Net Cash Provided By (Used In)
        Operating Activities                        ($3,452)      ($754,686)
                                                 -----------    ------------

Cash flows--investing activities
Investment in limited partnership                   (50,000)            --
Principal received on notes receivable              435,000             --
Proceeds from sale of building                      195,483             --
Capital expenditures                                (19,590)        (54,519)
                                                 -----------    ------------
       Net Cash Provided By (Used In)
        Investing Activities                       $560,893        ($54,519)
                                                 -----------    ------------

Cash flows--financing activities
Payment of preferred dividend                      (120,000)       (120,000)
Repurchase of common stock                              --         (203,082)
                                                 -----------    ------------
       Net Cash Provided By (Used In)
        Financing Activities                      ($120,000)      ($323,082)
                                                 -----------    ------------
       Net Increase (Decrease) in Cash and
        Cash Equivalents                           $437,441     ($1,132,287)
Cash and cash equivalents, beginning of period       51,286       1,725,056
                                                 -----------    ------------
Cash and cash equivalents, end of period           $488,727        $592,769
                                                 ===========    ============

Supplemental disclosure:
  Interest paid                                      $9,053          $1,304

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------
In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the balance sheets of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of September 30, 1998, and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998, and 1997, and the results of cash flows for the nine months ended September 30, 1998, and 1997, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance, or incentive, fees) in the market value of a client's portfolio, including interest and dividends, are fully recognized when billed after the period of management, which is usually twelve months after account inception and annually thereafter. JAHI also serves as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the Portfolio are earned daily and paid to JAHI on a monthly basis. Fee compensation which is due to sales representatives is accrued monthly and is paid to sales representatives quarterly.

Asset management contracts are generally terminable upon written notice from the client(s) or the Company, and the unearned percentage of assets management fees billed in advance are refundable on a pro-rata basis. For additional information regarding the Company's advisory business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

The Company develops prospective investment advisory clients and investors through seminars, money shows, occasional television and radio appearances, direct contact, its web site (http://www.jahi.com or www.equityassets.com), sales representatives, referrals from clients, securities broker-dealers and other sources. Prospective advisory clients receive Form ADV, Part II, as the Company's disclosure document and provide information about themselves, their investment experience, and their net worth through various new account forms and other methods.

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

The Company's other wholly-owned subsidiary, IMPACT Administrative Services, Inc. ("IASI"), an investment company services entity, receives revenues of $165 per account from clients of the Portfolio and may provide similar services to other mutual funds in the future.

Marketable securities consist primarily of corporate stocks and other securities held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities contracts in Company investment accounts.

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

On October 29, 1998, the Board of Directors of JAHI decided not to declare the current semi-annual preferred stock dividend, which totals $120,000 due to operational and cash flow needs of the Company. Because the preferred stock dividend is cumulative, all cumulative but unpaid preferred stock dividends must at some future date be declared and paid before JAHI's Board of Directors would be able to declare and pay a dividend to its common stock shareholders. JAHI has not declared or paid a common stock dividend and does not intend to do so in the foreseeable future.

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the net income resulting from the collection of incentive and/or management fees, if any, collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Index"), a limited partnership with

September 30, 1998, assets of approximately $4.3 million. The Index invests in stock index futures contracts and other securities and receives as its fee 20% of the Index's trading profits, if any. Fees for this Index are accounted for as deferred revenue until the annual billing date of the Index, which is July 31 of each year. Fees to JAHI from the Index were approximately $90,000 in 1995 as compared to no revenues from the Index in 1996, 1997 and 1998. There is no assurance that the Index will continue to exist as a potential revenue source for the Company.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123), which is effective for fiscal years beginning after December 15, 1995. SFAS recommends, but does not require, measuring compensation cost of stock options at the grant date and recognizing the expense over the service period. If the Company does not change its accounting method, SFAS 123 requires, at a minimum, disclosure of the pro forma impact on net income and net earnings per share. The Company has determined that it will not change from its current method of accounting but will continue to make the disclosures required by SFAS 123, which can most recently be found in the Company's 1997 10-KSB.

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

Operational Notes
-----------------
The Company plans to slow expenditures for marketing and related sales and is pursuing business plans for asset gathering and business development. Asset gathering is primarily being pursued through selling agreements with other broker-dealers, as well as seminars, national investment shows, advertising, marketing materials, joint ventures with other financial services professionals and other means.

The Company managed approximately $50 million in individually held fee-paying equity portfolios at September 30, 1998. During the nine months ended
September 30, 1998, the Company experienced a net loss in total equity portfolio assets (fee and non-fee) of approximately $10.4 million. During 1997 the Company began serving as investment advisor to the Impact Management
Growth Portfolio ("Portfolio"), an open-end investment company formed under the Impact Management Investment Trust. At September 30, 1998, the Portfolio had assets of approximately $3.9 million from which JAHI and IFNI receives management fees and brokerage commissions, respectively. At September 30, 1998, the Company and a privately held affiliate were the advisor to approximately
$58 million in fee-paying assets in individually managed equity portfolios, the Portfolio and the Index, mentioned above.

Exceptional performance in percentage of profit (incentive) accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no fees for the Company from approximately 56% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in the respective accounts.


Risk Factors, Trends & Uncertainties
------------------------------------
Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear, market, performance returns as influenced by the Company's investment advisory decisions, operational expense and effectiveness of marketing efforts, competition from mutual funds, other investment advisory companies and insurance companies, interest rate changes and other actions taken by the Federal Reserve Board, domestic and international economic and political conditions, high inflation and/or recession, trends in business and finance, international events, acts of terrorism and other factors.

The securities and commodities industries are subject to various risks and intense regulation from the SEC, the NASD, the National Futures Association, and the Commodity Futures Trading Commission. Investment advisors, broker-dealers, commodity pool operators, and commodity trading advisors are highly regulated by both federal and state authorities and by other self-regulatory organizations. Such regulations may restrict both the types of investments and amount of investments that JAHI may employ for its clients and itself. The NASD, for instance, has strict requirements for the maintenance of net capital requirements by broker-dealers such as IFNI. There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company-related and commodities trading business will not have an adverse effect upon the business of the Company, or that, despite its best efforts, the Company currently operates in full compliance with all applicable law and regulations or will be able to remain in compliance with all applicable law and regulations. If the Company fails to maintain compliance with all applicable regulations, JAHI and/or its subsidiaries may be subject to various and significant fines, censures and other considerations and penalties.

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

The Company operates in a highly competitive industry with competition from other investment advisors, commodity trading advisors, broker-dealers, and mutual fund managers in addition to investment alternatives offered by insurance companies, banks, securities dealers and other financial institutions. Many of these institutions are able to engage in more extensive advertising and may offer accounts insured by federal corporations such as the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around attempting to understand the general trend of the market as assisted by certain proprietary analyses, coupled with its long-term track record, make it an attractive alternative to traditional mutual funds and other money managers.

Management fees for the third quarter decreased from the same period in 1997 due to performance in clients' managed accounts and a reduction in total assets under management. The Company may continue to experience net losses on a quarterly and annual basis. Market conditions and other factors mentioned above may materially impact this trend, either positively or negatively.

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

During 1997, the Nasdaq Stock Market formalized new standards for continued listing of securities on the Nasdaq Small Cap Market ("Nasdaq"). During the third quarter of 1998, JAHI common stock was delisted from Nasdaq. The Company's common stock is now traded on the OTC Bulletin Board, which may adversely affect the trading and liquidity of the Company's common stock.

The SEC recently completed an examination of the Company. As a result of this examination, certain issues arose regarding possible violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 relating to the contingent "best efforts" private placement debenture offering for Boston Restaurants Associates, Inc. The SEC has initiated discussions with the Company's legal counsel with regard to these issues and may be considering formal action against the Company. Legal counsel to the Company filed a "Wells Submission" with the SEC on June 1, 1998, and the Company to date has not heard anything further from the SEC. Management and legal counsel to the Company cannot, at this time, predict with any certainty the outcome of the SEC's examination or whether the resolution will have a material effect on JAHI's operations or financial statements.

Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.

Effective September 14, 1998, the Company received notification from its independent auditors of their resignation. Further details regarding this resignation are available through the Company's most recent Form 8-K filing with the SEC.

Effective September 30, 1998, Mr. Robert Flaherty, an outside Director of the Board of JAHI, resigned. Mr. Flaherty did not resign, however, due to a disagreement with the Company regarding its operations, policies or practices.

Effective October 31, 1998, Mr. Frederick Whittlesey, Chief Financial Officer, Chief Compliance Officer, and Secretary & Treasurer of the Board of Directors, resigned from the above positions. Mr. Whittlesey will continue to function as a non-executive officer of the Company under the new title, Vice-President, Compliance & Corporate Reporting.

Effective January 1, 1999, Mr. Albert J. Elko, current sub-administrator to the Portfolio, will become Vice-President, Finance & Operations, of Jordan American Holdings, Inc.

Effective January 1, 1999, Mr. Ron Stiller, National Sales & Marketing Director for JAHI, will no longer be a salaried employee of the Company.
Mr. Stiller will, however, remain on the Company's Board of Directors. As of October 1998, the Company discontinued marketing and sales efforts related to the ancillary products such as insurance, estate planning, annuities, etc., mentioned in previous reports filed by the Company with the SEC to focus its efforts on asset gathering and portfolio management.


Results of Operations
---------------------
The Company had a net loss for the three months ended September 30, 1998, of ($340,340) or ($0.03) per basic and diluted common share compared to a net loss of ($246,544) or ($0.02) per basic and diluted common share for the same period in 1997. This increased loss compared to the same period last year stems from lower revenues from performance fee based managed accounts, a general decrease in assets under management, and lower commission revenues. The Company also reported a net loss per basic and diluted common share for the nine months ended September 30, 1998, of ($671,414) or ($0.06) compared to ($695,520) or
($0.07) for the same period in 1997.

For the three months ended September 30, 1998, revenues from investment advisory fees totaled $106,798 compared to revenues from investment advisory fees of $493,052 for the same period in 1997, a decrease of approximately 78% due primarily to significantly lower revenues from performance fee based managed accounts during the third quarter of fiscal 1998.

Commission income decreased for the three months ended September 30, 1998, to $51,940 compared to $98,960 for the same period in 1997, a decrease of approximately 48% due to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts as incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Total other income was ($66,362) for the three months ended September 30, 1998, compared to ($144,319) for the same period in 1997. This decrease was primarily due to fewer realized losses from investing and trading compared to the same period in 1997.

Selling, general, and administrative ("SG&A") expenses of $372,716 were incurred during the three month period ended September 30, 1998, compared to similar SG&A expenses of $634,237 for the same period in 1997, a decrease of approximately 41% due primarily to lower selling and marketing expenses.

Liquidity and Capital Resources
-------------------------------
At September 30, 1998, the Company had cash and cash equivalents of $488,727 versus $51,286 at December 31, 1997. This increase is primarily due to the sale of certain marketable securities held at December 31, 1997, and the Company's collection of the balance of its note receivable of approximately $435,000 relating to the three year promissory note, originally due January 12, 1999, regarding its previous corporate headquarters located in Sarasota, Florida, as described in the Company's 1997 10-KSB and accompanying notes related to the Company's audit (p. F-10).

Accounts payable and accrued expenses were $168,890 at September 30, 1998, compared to $179,360 at December 31, 1997. Accruals are based upon expenses as determined by management's estimate.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 1998, were ($3,452) compared to ($754,686) for the same period in 1997 due primarily to changes in operating assets related to the sale of marketable securities. Cash flows provided by (used in) investing activities for the nine months ended September 30, 1998, were $560,893 compared to ($54,519) for the same period in 1997 due primarily to the receipt of the principal balance on the note related to the Company's former corporate headquarters. Cash flows provided by (used in) financing activities were ($120,000) for the nine month period ended September 30, 1998, compared to ($323,082) for the same period in 1997 due primarily to the conclusion of the Company's repurchase of its common stock.

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

                                       JORDAN AMERICAN HOLDINGS, INC.

Dated:  November 10, 1998              By:  /s/ Charles R. Clark
						Charles R. Clark
						Chief Executive Officer