Form 10KSB
period 1998-12-31
JORDAN AMERICAN HOLDINGS INC
filed 1999-03-31
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                           -----------------

                        Commission File Number 0-18974

                        Jordan American Holdings, Inc.
                        ------------------------------

              Florida                                 65-0142815
   ----------------------------                    -----------------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)               Identification Number)

         1875 Ski Time Square Drive
      Suite One, Steamboat Springs, CO                       80487
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (970) 879-1189

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $.001 par value
                        -----------------------------

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the past 90
days.  Yes  X    No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

The Company's revenues for fiscal year 1998 were $1,091,157. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $801,559 based on the closing price of $0.17 as of February 26, 1999, multiplied by 4,715,054 shares of common stock.

As of February 26, 1999, the Company had a total of 10,421,266 shares of common stock outstanding.
______________
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                     DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference:
    Portions of Proxy Statements for 1999 Annual Meeting - Part III

                                    INDEX
PART 1                                                                  PAGE
Item 1.  Business                                                         3
Item 2.  Properties                                                       8
Item 3.  Legal Proceedings                                                8
Item 4.  Submission of Matters to a Vote of Security Holders              9

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         9
Item 6.  Management's Discussion and Analysis                            10
Item 7.  Financial Statements                                            13
Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act               13
Item 10. Executive Compensation                                          13
Item 11. Security Ownership of Certain Beneficial Owners and Management  13
Item 12. Certain Relationships and Related Transactions                  13
Item 13. Exhibits and Reports on Form 8-K                                13

                                    PART I

Item 1.  Business

General
-------
Jordan American Holdings, Inc. ("JAHI" or "Company"), is an investment advisory firm which conducts business under the name "Equity Assets Management" ("EAM") and managed approximately $42 million in individual client accounts at December 31, 1998. IMPACT Financial Network, Inc., ("IFNI", formerly known as Management Securities, Inc.) a subsidiary of JAHI, is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Wallace Neal Jordan, Chief Investment Officer of JAHI, founded Equity Assets Management, Inc. in 1972 and IMPACT Financial Network, Inc. in 1986.

The Company is registered with the Securities and Exchange Commission ("SEC") as an investment advisor, and engages in business as a money manager of individually held equity portfolios and pooled investments, including an open-end investment company.

Clients of JAHI consist of individuals, investment companies, corporations, foundations, and individual retirement, corporate, group pension, profit-sharing plans and other accounts. The objective for accounts managed by the Company is significant capital appreciation, or growth. The Company, at December 31, 1998, and 1997, managed approximately 452 and 568 accounts, respectively, and the average account size was approximately $93,000 and $99,000, respectively.

JAHI is compensated for its management of accounts through two primary methods. The Company receives a fixed percentage of assets billed each six months or a percentage of profits based upon the account's annual performance. As required by the SEC, only qualified clients may be charged on a percentage of profits basis.

At December 31, 1998, approximately 30% of the assets under management had contracted to pay the normal percentage of assets fee of 1.9% annually. Percentage of assets accounts, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Approximately 70% of the managed assets are billed on a performance basis whereby the Company normally receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management. Investment advisory fees based on a percentage of the annual increase (performance billings) in the market value of a client's portfolio are fully recognized at the contract anniversary date after the period of management. Management fee compensation which is due to sales representatives is accrued when such fees are billed and is paid to sales representatives quarterly.

Asset management contracts are terminable upon written notice from the client(s), and management fees are refundable on a pro-rata basis, as applicable. For additional information and details regarding the Company's business operations and policies, a copy of disclosure document Form ADV,
Part II is available without charge upon written request to the Company.

Exceptional management performance in percentage of profit accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no revenues for the Company. Additionally, because percentage of profit contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue for as long as eleven months from the time when actual account performance was achieved. Thus, performance in percentage of profit accounts may or may not benefit the revenues of the Company for nearly one year after such performance was achieved, depending on the billing cycle of respective clients and the performance of investments held in the portfolio during the interim period prior to the calculation of the billing.

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

Approximately 90% of JAHI's clients maintain brokerage accounts with IFNI for assets placed under EAM's management. The affiliation between the Company and IFNI is disclosed to all the Company's clients through Form ADV, Part II. IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IFNI does not hold funds nor hold or transmit securities for clients and does not carry accounts of or for any customers of the Company. IFNI currently executes orders through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of SIPC, acts as clearing house and custodian and processes all confirmations and monthly statements for JAHI clients who choose to hold their accounts with IFNI. Clients may decide to house their accounts at another brokerage institution of their own choosing. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

In February 1993, JAHI completed a $3 million private placement of 750,000 units. Each unit is comprised of four shares of 8% cumulative convertible non-voting preferred stock (the "Preferred Stock") and one share of Common Stock. The Preferred Stock is convertible at the rate of one share of Common stock for each $3.50 in face amount of Preferred Stock converted. The face amount equals the initial offering price of $1.00 per share. If at any time the closing bid price of JAHI Common Stock exceeds $5.25 per share for a period of thirty consecutive trading days, the Company may, upon thirty days' written notice, convert the Preferred Stock to Common Stock using the above conversion rate. If the conversion of Preferred Stock to Common Stock occurred, the Company would then be relieved of the $240,000 annual dividend to the holder of the Preferred Stock.

On October 29, 1998, the Board of Directors of JAHI decided not to declare the current semi-annual preferred stock dividend, which totaled $120,000, due to operational and cash flow needs of the Company. Because the preferred stock dividend is cumulative, all cumulative but unpaid preferred stock dividends must at some future date be declared and paid before JAHI's Board of Directors would be able to declare and pay a dividend to its common stock shareholders. JAHI has not declared or paid a common stock dividend and does not intend to do so in the foreseeable future.

During 1997 the Company began serving as investment advisor to the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under the Impact Management Investment Trust. At December 31, 1998, the Portfolio had assets of approximately $8 million from which JAHI and IFNI receives management fees and brokerage commissions, respectively. As of December 31, 1998, expenses incurred by the Company since the inception of the Portfolio have been greater than revenues received by the Company from the Portfolio. During 1997, JAHI also formed a new, wholly-owned subsidiary, IMPACT Administrative Services, Inc. ("IASI"), which serves as administrative and transfer agent for the Portfolio through the services of a sub-agency.

The Company develops prospective equity clients through seminars, its web site (www.jahi.com), sales representatives, and referrals from clients, securities broker-dealers and other sources. Prospective EAM clients provide information about themselves, their investment experience, and their net worth through new account forms, a suitability questionnaire, personal interviews and other methods.

Management believes the Company's investment strategy and long-term performance history of managed accounts provide a base for marketing the Company's investment advisory services to a growing network of brokers, institutions, and high-net worth individuals despite the fact that the Company's managed accounts have underperformed the market averages over the last seven years. JAHI's management anticipates that improved account performance along with improved and increased attention to new asset gathering will be the basis for the Company's long-term growth and potential corresponding increases in earnings per share and market value of JAHI common stock and warrants.

During the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. In exchange for providing administrative services, the Company receives 100% of any net income resulting from the collection of incentive and/or management fees collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., ("Fund"), a limited partnership with assets of approximately $3.5 million. The Fund invests in stock index futures contracts and other securities and receives as its fee 20% of the partnership's total profits. Fees for this Fund are accounted for as deferred revenue until the annual billing date of the Fund, which is July 31 of each year. Revenues to JAHI from the Fund were approximately $90,000 in 1995 as compared to no revenues from the Fund in 1996, 1997 and 1998. Third quarter 1999 revenues may or may not be materially impacted by revenues from the Fund as dependent upon the Fund's profitability resulting from investment decisions made by Fund manager Wallace Neal Jordan. Additionally, investors in the Company's common stock or warrants should understand that there is no guarantee that the Fund will continue to exist as a potential revenue source for the Company.

The Company has been diligently preparing for the Year 2000 problem ("Y2K") since 1997 and has spent approximately $2,000 related to the assessment of all issues related to Y2K. It is anticipated that the Company will spend another $2,000 during 1999 for the completion of all Y2K-related issues. Company personnel have attended various seminars hosted by the NASD to educate themselves about Y2K issues. Because the Company only maintains three full-time personnel at its portfolio management headquarters, JAHI had relatively few assessments to make related to Y2K. With the help of professional information technology consultants, JAHI has determined that the impact of Y2K upon its operations will be immaterial. Because the Company does not serve as clearing house, custodian or other information system provider of client accounts, JAHI's ability to manage these issues is limited to its indirect involvement and interaction with the systems of other companies. The Company retains various vendors and software systems which have assessed and already corrected the vast majority of potential problems with their software and systems related to the Y2K. The Company's various vendors have assured the Company of their preparedness for Y2K. Additionally, the Company has had plans to update its own computer network during 1999. These plans, which are not directly related to any Y2K issues, when carried out, will provide the Company with information systems which the respective vendors of these systems have deemed to be Y2K compliant.

Competition
-----------
The Company operates in a highly competitive industry with competition from other investment advisors, investment companies, commodity trading advisors, broker-dealers and financial planners in addition to investment alternatives offered by insurance companies, banks, credit unions, securities dealers and other financial institutions. Many of these institutions possess large sales forces and significant financial resources, are able to engage in more extensive marketing and advertising than JAHI and may offer accounts insured by the Federal Deposit Insurance Corporation. JAHI believes its investment strategy, which centers around understanding the general trend of the market as assisted by certain proprietary analysis, coupled with its long-term track record, make it a viable alternative to traditionally-managed mutual funds and money managers who often disregard general market conditions as part of their investment strategy.

Regulation
----------
The Company is subject and will continue to be subject, as are other companies in the securities industry, to general stock market conditions and fluctuations as influenced by Federal Reserve Board actions, both domestic and international economic and political conditions and events, and trends in business, finance and other factors mentioned in this report.

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

During 1997, the Nasdaq Stock Market formalized new standards for continued listing of securities on the Nasdaq Small Cap Market ("Nasdaq"). During the third quarter of 1998, JAHI common stock was delisted from Nasdaq. The Company's common stock is now traded on the Over-The-Counter Bulletin Board ("OTC-BB"), which may adversely affect the trading and liquidity of the Company's common stock. A substantial portion of the Company's outstanding common stock and warrants are held in EAM client accounts. In April of 1997, the Board of Directors unanimously voted to retain JAHI securities in EAM accounts but to discontinue all directed purchasing activities for clients related to JAHI stock and warrants and to only sell JAHI securities as instructed by the client(s).

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

Employees
---------
At February 28, 1999, the Company employed seven full-time personnel. Management of JAHI believes that clients of the Company have invested their assets with the Company primarily based upon the long-term performance record of Mr. Jordan and, for many, their long-standing investment relationship with him. The Company may be materially adversely affected in the event of Mr. Jordan's death, as it is possible that many client accounts would choose to discontinue their managed accounts. However, current management of the Company believes that, because of greater management depth, especially in regard to C.E.O. and Senior Assistant Portfolio Manager Charles R. Clark, who has begun his ninth year of working with Mr. Jordan, and improved management information systems, this may not necessarily occur. The Company maintains "key man" life insurance on Mr. Jordan in the amount of $3.75 million, which is payable to the Kirkland S. & Rena B. Lamb Foundation as redemption capital for the Lamb Foundation's current investment in $3 million worth of JAHI preferred stock.


Item 2.  Properties

The Company currently rents its office space at 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, for approximately $2,200 per month.


Item 3.  Legal Proceedings

The SEC conducted an examination of the Company in November 1997. As a result of this examination, certain issues arose regarding possible violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 relating to the contingent "best efforts" private placement debenture offering for Boston Restaurants Associates, Inc. The SEC has initiated discussions with the Company's legal counsel with regard to these issues and may be considering formal action against the Company. Legal counsel to the Company filed a "Wells Submission" with the SEC on June 1, 1998. Management and legal counsel of the Company cannot, at this time, predict with any certainty the outcome of the SEC's examination or whether the resolution will have a material effect on JAHI's operations or financial statements.

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


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Stock
-----------------------
The Company's common stock currently trades on the OTC-BB under the symbol "JAHI." The following are the high and low sales prices for JAHI for the two year period ended December 31, 1998. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Common Stock Prices
Year Ended December 31, 1997               High            Low
        First Quarter                     $1.00           $0.50
        Second Quarter                    $0.84           $0.50
        Third Quarter                     $0.78           $0.59
        Fourth Quarter                    $0.63           $0.38

Year Ended December 31, 1998               High            Low
        First Quarter                     $0.41           $0.31
        Second Quarter                    $0.38           $0.31
        Third Quarter                     $0.34           $0.19
        Fourth Quarter                    $0.19           $0.07

On February 26, 1999, the closing price of the Company's common stock was $0.17. As of February 26, 1999, approximately 891,000 shares of common stock were held in accounts of EAM clients, which represented approximately 9% of the Company's outstanding shares as of December 31, 1998. Wallace Neal Jordan owned approximately 33% of the Company's outstanding shares at December 31, 1998.

Dividends
---------
The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 1998, the Company's policy was to retain all earnings for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and other such factors as the Board of Directors may deem relevant.

From February 1993 until June 30 of 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum, to the extent permitted by Florida law. Total payments in 1998 were $120,000, and there are currently no projected annual payments for 1999.

Shareholders
------------
At December 31, 1998, there were 10,421,266 outstanding shares of the Company's common stock and 253 shareholders of record.


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

Operational Notes
-----------------
Long-term trends in retention of client assets since fiscal year-end 1995 show that the Company has had a net loss in assets under management, i.e., more assets in client accounts have departed from the Company's management than have been brought in as new managed assets. The Company's assets under management at December 31, 1998, were approximately $42 million as compared to approximately $56 million at the end of fiscal year 1997 and $65 million at end of fiscal 1996. From January 1 through February 28, 1999, the Company experienced a net loss in assets under management of approximately $3.7 million. This declining trend in total assets under management may continue to have a direct negative impact upon the Company's investment advisory revenues and related brokerage commissions. It is likely that future net income/loss of the Company will be substantially impacted by the amount of assets under management, investment management decisions and general stock market conditions, among other factors.

The net average compound performance of the Company's managed accounts in 1998 was approximately 11%, compared to 2% for 1997. Because approximately 70% of the Company's managed assets are billed on a performance fee basis, revenue from these accounts will fluctuate in relation to account performance.
Calendar year comparisons of performance fee revenue based upon calendar year account performance do not necessarily correspond exactly to each other due to varying billing cycles of the accounts. Management fees for 1998 were lower because of relatively weak performance in clients' managed accounts during 1997 and 1998 and because of the decline in total assets under management.

Basic and diluted earnings per share and share equivalent are based upon the weighted average number of share and/or share equivalents outstanding during the period. The calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.

Marketable securities consist primarily of corporate stocks and other securities held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities in Company investment accounts.

Additional information regarding the Company's operations may be located in JAHI's quarterly 10-QSB filings for fiscal 1998.

Results of Operations
---------------------
Net (loss) attributable to common stock for fiscal year 1998 was ($825,777) or ($0.08) per common share and share equivalent compared to a net loss of ($1,072,844) or ($0.10) per common share and share equivalent for the same period in 1997. Net income was primarily affected by relatively low account performance in 1997 and 1998, and an overall reduction in assets under management during fiscal 1998. Revenues from investment advisory fees for fiscal year 1998 totaled $664,710 compared to revenues from investment advisory fees of $1,021,201 for the same period in 1997. Unless account performance and asset gathering improves or increases, respectively, the Company's current net loss trend may continue.

Commission revenues increased for fiscal year 1998 to $426,447 as compared to $361,693 for the same period in 1997, an increase of approximately 18%. This increase was primarily due to an increase in the trading volume of securities being purchased and sold in client accounts as determined by investment management decisions by the Company based on its investment strategy, market conditions and other factors. A decrease in total assets under management may also have affected IFNI revenues during 1998, and a decrease or increase in assets under management during 1999 may have a corresponding impact upon IFNI revenues for 1999.

Selling, general, and administrative ("SG&A") expenses of $1,811,908 were incurred during fiscal 1998, compared to SG&A expenses of $2,109,376 for the same period in 1997, a decrease of approximately 14%. The decrease in SG&A stems primarily from fewer organizational and operational expenses associated with the Impact Management Investment Trust and the Impact Management Growth Portfolio.

Total other income (loss) was a gain of $134,974 for fiscal 1998, compared to a loss of ($106,362) for fiscal year 1997. During 1998, the Company realized a gain of $50,893 from the sale of its former condominium in Steamboat Springs, Colorado, which accounted for approximately 38% of the total gains in other income.

Liquidity and Capital Resources
-------------------------------
At December 31, 1998, the Company had cash and cash equivalents of $495,622 versus $51,286 at December 31, 1997, an increase of approximately 966% This increase is primarily due to cash received from the payoff of the note on the Company's former headquarters in Sarasota, Florida, the sale of the Company's former condominium, mentioned above, and a decrease in assets classified at December 31, 1997, as marketable securities. Marketable securities were valued at $163,010 at December 31, 1998, as compared to $783,500 at December 31, 1997, a decrease of approximately 79%. On December 31, 1996, the Company invested $500,000 into a convertible debenture (see accompanying notes to financial statements) which will pay interest during 1999 at a rate of 12%. This debenture constitutes the "Notes receivable" total of $500,000 shown on the Company's balance sheet as of December 31, 1998.

Accounts payable and accrued expenses were $179,684 at December 31, 1998, as compared to $179,360 at December 31, 1997. Accruals are based upon actual expenses incurred as well as unbilled expenses.

Net cash provided by (used in) operating activities for fiscal year 1998 was ($49,351) compared to ($1,187,347) for the same period in 1997. This change was due primarily to decreased operating losses for 1998, decreased losses from trading and investing activities, and changes in operating assets and liabilities. Net cash provided by (used in) investing activities for fiscal 1998 was $613,687 compared to ($43,342) for 1997. This change was due primarily to the principal received on the note receivable related to the Company's former headquarters in Sarasota, Florida, and the sale of the Company's former condominium. Net cash (used in) financing activities for fiscal 1998 was ($120,000) compared to ($443,081) for 1997. This change was due primarily to the culmination of stock repurchase activity in 1997 and the Board of Director's decision not to declare the JAHI semi-annual Preferred Stock dividend of $120,000 for the second half of 1998.

Management of the Company believes short-term cash needs will continue to be met through management fees, brokerage revenues and/or the liquidation of marketable securities. At December 31, 1998, the Company had $658,632 in cash and marketable securities.

Item 7.  Financial Statements

Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements, as disclosed on a Form 8-K filing dated September 14, 1998, with the Company's previous auditors, in connection with their resignation regarding the Company's accounting and financial disclosure. The Company disclosed on a Form 8-K filing dated December 3, 1998, the engagement of the accounting firm of Spicer, Jeffries & Co. for the purpose of conducting all Company-related audits for fiscal year 1998.


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


Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index.

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated September 14, 1998, disclosing the resignation of Arthur F. Bell, Jr. & Associates, L.L.C. as the Company's independent auditors. The Company filed a Current Report on Form 8-K dated December 3, 1998, disclosing the Company's engagement of Spicer, Jeffries & Co. to serve as its independent auditors for the fiscal year ended December 31, 1998.

Exhibit Index

Exhibit                         Description                            Page
Number
 3.1    Articles of Incorporation as amended                            (1)
 3.2    Bylaws as amended                                               (1)
 4.1    Specimen Certificate of Common Stock                            (1)
 4.2    Specimen Warrant Certificate                                    (1)
 4.3    Form of Warrant Agreement, as amended                           (1)
 4.4    Form of IPO Underwriter's Warrant                               (1)
 4.5    Designations of 8% Cumulative Convertible Preferred Stock       (3)
10.1    Employment Agreement between the Company and W. N. Jordan       (2)
10.2    Non-Competition Agreement between the Company and W. N. Jordan  (2)
21      Subsidiaries of the Company:                                     -
             IMPACT Financial Network, Inc.
             IMPACT Administrative Services, Inc.
23.1    Arthur F. Bell, Jr. & Associates, L.L.C., Consent
23.2    Spicer Jeffries & Co., Consent

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

                             JORDAN AMERICAN HOLDINGS, INC.
                             (Registrant)

Dated March 25, 1999         By: /s/Charles R. Clark
                             -----------------------------------------
                                    Charles R. Clark,
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated March 25, 1999         By: /s/Wallace Neal Jordan
                             -----------------------------------------
                                    Wallace Neal Jordan,
                                    Director, Chairman of the Board,
                                    Chief Investment Officer

Dated March 25, 1999         By: /s/Charles R. Clark
                             -----------------------------------------
                                    Charles R. Clark,
                                    Director, Chief Executive Officer,
                                    Senior Assistant Portfolio Manager

Dated March 25, 1999         By: /s/Terri Williams Abady
                             -----------------------------------------
                                    Terri Williams Abady,
                                    Director

Dated March 25, 1999         By: /s/Ronald A. Stiller
                             -----------------------------------------
                                    Ronald A. Stiller,
                                    Director

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1998 AND 1997


                              TABLE OF CONTENTS
                              -----------------
                                                                    Page
                                                                    ----

Independent Auditors' Reports                                   F-2 - F-3

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Operations                                 F-5

Consolidated Statements of Changes in Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                           F-7 - F-8

Notes to Consolidated Financial Statements                    F-9 - F- 19

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Jordan American Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements, a material portion of the Company's transactions are processed by its clearing broker who is an external counterparty. The Company is in the process of contacting its clearing broker, as well as other suppliers, to assess their compliance and remediation efforts with respect to the so-called "Year 2000" problem and the Company's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                       SPICER, JEFFRIES & CO.
Denver, Colorado
March 4, 1999
                                      F-2

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Jordan American Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Jordan American Holdings, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                              /s/ Arthur F. Bell, Jr. & Associates, L.L.C.
                                  ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
                                  CERTIFIED PUBLIC ACCOUNTANTS

Lutherville, Maryland
February 9, 1998, except for the last paragraph of Note 9 as to which the date is March 20, 1998

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997
                         ---------------------------

ASSETS:                                               1998           1997
                                                   ----------     ----------
Cash and cash equivalents                          $  495,622     $   51,286
Marketable securities                                 163,010        783,500
Investment advisory fees receivable, net
  of allowance for doubtful accounts of
  $42,902, in 1998 and $12,960 in 1997                 45,985         99,178
Receivable from clearing broker                       103,888         97,080
Deposit with clearing broker                           25,000         25,000
Prepaid expenses and other current assets              81,686         97,635
Property and equipment, at cost, net of
  accumulated depreciation and amortization
  of $86,163 and $102,962                              64,853        220,575
Receivable from officer (Note 5)                       15,000         15,000
Notes receivable (Note 3)                             500,000        935,000
                                                   ----------     ----------
  Total assets                                     $1,495,044     $2,324,254
                                                   ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable and accrued expenses              $  179,684     $  179,360
Deferred investment advisory fees                      29,703        153,472
                                                   ----------     ----------
  Total liabilities                                   209,387        332,832
                                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 1, 4 and 7):

8% cumulative, convertible, non-voting
  preferred stock, $0.01 par value; $1.00
  liquidation value;  authorized 5,000,000
  shares; issued and outstanding 3,000,000
  shares.                                              30,000         30,000
Common stock, $0.001 par value; authorized
  20,000,000 shares; issued and outstanding
  10,421,266 shares and 10,408,876 shares at
  December 31, 1998 and 1997 respectively.             10,421         10,409
Additional paid in capital                          4,502,853      4,622,853
Deficit                                            (3,257,617)    (2,671,840)
                                                   ----------     ----------
  Total stockholders' equity                        1,285,657      1,991,422
                                                   ----------     ----------
                                                   $1,495,044     $2,324,254
                                                   ==========     ==========

See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended December 31,
                                                           1998          1997
                                                       -----------   -----------
REVENUES:
Investment advisory fees                               $   664,710   $ 1,021,201
Commission income                                          426,447       361,693
                                                       -----------   -----------
  Total revenues                                         1,091,157     1,382,894

Selling, general and administrative expenses             1,811,908     2,109,376
                                                       -----------   -----------
  Operating income (loss)                                 (720,751)     (726,482)
                                                       -----------   -----------

OTHER INCOME (EXPENSE):
Interest and dividends                                     111,405       123,522
Realized gain (loss) from investing and trading           (108,195)     (275,824)
Unrealized gain from investing and trading                  65,717        55,536
Gain on sale of assets, net                                 50,893           -
Other, net                                                  15,154        (9,596)
                                                       -----------   -----------
  Total other income (expense), net                        134,974      (106,362)
                                                       -----------   -----------
  Net loss before income taxes                            (585,777)     (832,844)

  Income taxes (Note 6)                                        -             -
                                                       -----------   -----------
  Net loss                                                (585,777)     (832,844)

Dividends on preferred stock, including dividends in
 arrears of $120,000 in 1998                               240,000       240,000
                                                       -----------   -----------
  Net loss attributable to common stock                $  (825,777)  $(1,072,844)
                                                       ===========   ===========
Basic loss per common share                            $      (.08)  $      (.10)
                                                       ===========   ===========
Diluted loss per common share                          $      (.08)  $      (.10)
                                                       ===========   ===========
Weighted-average number of common shares outstanding:

  Basic                                                 10,421,266    10,542,000
                                                       ===========   ===========
  Diluted                                               10,421,266    10,542,000
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1998 AND 1997
                   --------------------------------------

                                            Preferred Stock            Common Stock        Additional                   Total
                                            $0.01 Par Value          $0.001 Par Value       Paid in                   Stockholders'
                                           Shares      Amount       Shares      Amount      Capital        Deficit      Equity
                                         ----------  ----------   ----------  ----------   ----------   ------------  -----------
BALANCES, January 1, 1997                 3,000,000  $   30,000   10,678,376  $   10,678   $4,930,202   $(1,715,096)  $ 3,255,784

Issuance of common stock                        -           -         18,500          19       11,544           -          11,563

Purchase and retirement of common stock         -           -       (288,000)       (288)     (78,893)     (123,900)     (203,081)

Consolidated net (loss)                         -           -            -           -            -        (832,844)     (832,844)

Dividends on preferred stock                    -           -            -           -       (240,000)          -        (240,000)
                                         ----------  ----------   ----------  ----------   ----------   ------------  -----------
BALANCES, December 31, 1997               3,000,000      30,000   10,408,876      10,409    4,622,853    (2,671,840)    1,991,422

Adjustment  to common stock                     -           -         12,390          12          -             -              12

Consolidated net (loss)                         -           -            -           -            -        (585,777)     (585,777)

Dividends on preferred stock                    -           -            -           -       (120,000)          -        (120,000)
                                         ----------  ----------   ----------  ----------   ----------   ------------  -----------
BALANCES, December 31, 1998               3,000,000  $   30,000   10,421,266  $   10,421   $4,502,853   $(3,257,617)  $ 1,285,657
                                         ==========  ==========   ==========  ==========   ==========   ============  ===========

See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                       Year ended December 31,
                                                          1998         1997
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $ (585,777)   $(832,844)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                            27,928       23,843
  Gain on sale of assets                                 (50,893)         -
  Realized loss from investing and trading               108,195      275,824
  Unrealized (gain) from investing and trading           (65,717)     (55,536)
  Issuance/adjustment  of common stock                        12       11,563
  Change in operating assets and liabilities:
    Investment advisory fees receivable                   53,193       (6,382)
    Trading marketable securities                        578,012     (508,163)
    Prepaid expenses and other current assets              9,141      (48,762)
    Receivable from affiliates                               -        124,250
    Accounts payable and accrued expenses                    324     (110,670)
    Deferred investment advisory fees                   (123,769)     (60,470)
                                                      ----------   ----------
Net cash used in operating activities                    (49,351)  (1,187,347)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                             192,012          -
Capital expenditures, net                                (13,325)     (54,517)
Principal received on notes receivable                   435,000       11,175
                                                      ----------   ----------
Net cash provided by (used  in) investing activities     613,687      (43,342)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock                      -       (203,081)
Dividends on preferred stock                            (120,000)    (240,000)
                                                      ----------   ----------
Net cash used in financing activities                   (120,000)    (443,081)

See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (Concluded)

                                                       Year ended December 31,
                                                          1998         1997
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     444,336   (1,673,770)

CASH AND CASH EQUIVALENTS, beginning of year              51,286    1,725,056
                                                      ----------   ----------
CASH AND CASH EQUIVALENTS, end of year                $  495,622   $   51,286
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Interest paid                                       $    9,070   $    9,179
                                                      ==========   ==========
  Income taxes paid                                          -     $    1,500
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Operations
-----------------------
Jordan American Holdings, Inc. and subsidiaries (JAHI/the Company) was incorporated in Florida in May 1989. The Company was previously known as Christian Purchasing Network, Inc. until the Company's name was changed in June 1993. The Company provides investment advisory and portfolio management services to individual investors and pooled accounts.

At December 31, 1998 and 1997, the Company owned 100% of the issued and outstanding common stock of IMPACT Financial Network, inc. (IFNI). During 1997, IFNI changed its name from Management Securities, Inc. to IMPACT Financial Network, Inc.

During 1997, the Company established a new wholly-owned subsidiary, IMPACT Administrative Services, Inc., for the purpose of providing operational and administrative support to Impact Management Investment Trust (see Note 2) and other mutual funds. JAHI's customer's investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as non-clearing introducing broker.

The Company also does business under the name of Equity Assets Management
(EAM), the trade name of a former subsidiary which was merged into JAHI and dissolved during 1995.


Consolidation and Basis of Presentation
---------------------------------------
The consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and based upon prescribed guidelines of the Securities and Exchange Commission's (SEC) Small Business (SB) Regulations. Such consolidated financial statements are not intended to include all disclosures required by the SEC's Regulation S-X.


Investment Advisory Fees
------------------------
Investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisor fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the contract anniversary date. Fees due sales representatives are recognized when such fees are earned.

The Company's revenues are significantly dependent upon the performance of customers' investment portfolios. Such performance is impacted by changes in securities and commodities prices and other factors. The revenue presented in the consolidated statements of operations may not be indicative of future performance.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Investment Advisory Fees (continued)
------------------------
As discussed in Note 5, certain investment advisory customer accounts contain common stock of the Company. The Company, at the discretion of Wallace Neal Jordan, has elected not to bill certain customers whose accounts: (i) contain Company common stock, (ii) have market values that are in a state of decline and/or (iii) have appreciation rates below that for which Mr. Jordan believes billing is appropriate. The aggregate dollar value of such unbilled amounts was approximately $900 and $24,000 for the years ended December 31, 1998 and 1997, respectively.


Commission Income
-----------------
Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.


Cash and Cash equivalents
-------------------------
All highly liquid instruments with original maturities of three months or less are considered cash equivalents.


Marketable Securities
---------------------
Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. The cost of marketable securities was $255,448 and $910,096 at December 31, 1998 and 1997 respectively. In addition, the Company engaged in the trading of stock index futures contracts, which was discontinued during 1998, which were valued at market value. Realized gain
(loss) from the trading of futures contracts amounted to approximately $(14,700) and $(320,000) during 1998 and 1997 respectively. No open contracts existed at December 31, 1998 and 1997.


Deposit with Clearing Broker
----------------------------
The Company entered into an agreement with a clearing broker which requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a "cash equivalent" for consolidated financial statement purposes.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Property and Equipment
----------------------
Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (five or seven years for furniture, fixtures and equipment and thirty years for buildings). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized currently. The cost of maintenance and repairs is charged to expense as incurred, whereas renewals and capital improvements are capitalized.


Income Taxes
------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Earnings Per Common Share
-------------------------
During 1997, the Company adopted Statements of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires presentation of both basic earnings per common share and diluted earnings per common share. Additionally, SFAS 128 requires restatement of prior period earnings per common share. No changes to the Company's previously reported earning per common share resulted from the adoption of SFAS 128. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.


Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

During 1997, the Company completed the formation and registration of Impact Management Investment Trust (the trust). The trust is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Management Growth Portfolio (the Portfolio) is the initial Series of the trust. JAHI is the investment advisor of the Trust and IFNI is the primary distributor and the broker-dealer through which the Trust executes the majority of its securities transactions.

The Portfolio commenced operations on June 17, 1997, with the sale of 10,000 shares of beneficial interest of the Portfolio to the Company for cash in the amount of $100,000. The Portfolio commenced investing in securities on September 16, 1997. At December 31, 1998 and 1997, the market value of the Company's investment in the Portfolio was $54,761 and $88,400, respectively, which is included in marketable securities in the consolidated balance sheets. As investment advisor of the Portfolio, the Company received an annual investment advisory fee equal to 1.25% and 2.25% of the Portfolio's average daily net assets at December 31, 1998 and 1997, respectively.


NOTE 3 - NOTES RECEIVABLE

On January 12, 1996, the Company sold the land and building at the Company's former corporate headquarters in Sarasota, Florida, and repaid the outstanding principal balance of $373,121. The land and buildings were sold for $557,832 of which $111,657 was received in cash. A three year promissory note was received from the purchaser for the balance of $446,175. The entire principal balance of the note is due on January 12, 1999. The note bears interest at a rate of 8% per annum and the company receives monthly interest payments on the outstanding principal balance of approximately $3,000. The note is secured by the related land and building. During 1997, $11,175 of the original principal balance of the note was prepaid by the borrower. During 1998, the balance of the note was repaid by the borrower.

On December 31, 1996, the company purchased a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc.
(BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 8% for 1997, 10% for 1998, 12% for 1999 and 14% thereafter. The principal amount of the debenture is included in notes receivable in the December 31, 1998 and 1997 consolidated balance sheets.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at December 31, 1998 and 1997. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 4 - STOCKHOLDERS' EQUITY

During June 1990, JAHI filed a registration statement offering for sale units, at $10 per unit, with each unit consisting of five shares of common stock and five warrants (Public warrants). The warrants allowed the holder to purchase one share of common stock, upon the exercise of two warrants, for $3.20 per share, for a period of five years form the date of the prospectus (June 5, 1990). IFNI acted as underwriter for this initial public offering. Substantially all of the units underwritten by IFNI were sold to EAM customers.

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

At December 31, 1998 and 1997, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $2.50 per share. The Company also had outstanding Underwriter Warrants related to the initial public offering entitling Wallace Neal Jordan (pursuant to the aforementioned oral agreement) to purchase 44,545 units of the Company at a price of $12.90 per unit.

JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

During 1993, the Company completed a $3,000,000 private placement of 750,000 units, each unit comprised of four shares of 8% cumulative, convertible, non-voting preferred stock and one share of common stock. All units were sold to a customer of EAM (see Note 5). The common stock issued in this offering was given to the Company to distribute to the preferred shareholders by three officers of the Company for no additional consideration.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

The preferred stock is convertible at the rate of one share of common stock for each $3.50 in Face Amount ($1.00) of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in Face Amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. Dividends in arrears on preferred stock at December 31, 1998 amounted to $120,000.

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the life of Wallace Neal Jordan, in the amount of $3,750,000, with the Company as the beneficiary. In the event of Mr. Jordan's death, the benefit shall be paid by the Company to the holders of the Preferred Stock outstanding on that date, at the rate of $1.25 per share, in exchange for such shares. The Company has also agreed to use its best efforts to continue to maintain sufficient insurance so long as there are shares of the Preferred Stock outstanding. During January 1996, the provisions of the life insurance were changed so that the holder of Preferred Stock outstanding became the direct beneficiary. In addition, the Company maintains life insurance on other officers aggregating $2,000,000, with the Company as the primary beneficiary.

In January 1996, the Board of Directors approved repurchase by the company of up to $1.5 million worth of the Company's common stock. During 1997, the company repurchased 288,000 shares of its common stock at a cost of $203,081 pursuant to the stock repurchase. In November 1997, the Board of Directors elected to discontinue the repurchase of its common stock.


NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, the Company officers, directors, and their family members owned 4,065,356 and 4,473,856 shares (39% and 43%), respectively, of the Company's common stock. Also at December 31, 1998 and 1997, approximately 890,856 and 1,778,000 shares (8.5% and 17%), respectively, of JAHI common stock were held in the accounts of the Company's customers. Wallace Neal Jordan has had limited control over these shares; however, he will not exercise such authority without specific customer authorization. Many of the Company's customers acquired their shares during the initial public offering and thus also own warrants enabling them to purchase additional shares of JAHI common stock.

During 1996, the Company loaned Wallace Neal Jordan, the Company's Chief Investment Officer, $15,000 in exchange for a two year note payable in full, upon demand, prior to October 9, 1998. The note bears interest at a rate of 6% per annum and the Company receives quarterly interest payments which commenced on December 31, 1996. During 1998, the Company extended the due date of this note payable to June 30, 1999.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

During 1996, the Company entered into an Agreement of Joint Venture with IMPACT Financial Network ("IMPACT"), a company unaffiliated with IFNI, for the purpose of forming Impact Management Investment Trust (see Note 2). Ronald A. Stiller, the President of IMPACT, is also a member of the Board of Directors of the Company. Pursuant to the provisions of the Agreement of Joint Venture, all expenses associated with the creation, maintenance and operations of the Trust and Impact Management Growth Portfolio were to be funded from the administration fees that are paid by the Trust to IMPACT Administrative Services, Inc., an affiliate of IMPACT. As of December 31, 1996, the Company had incurred $87,871 of costs associated with creation of the Trust and Impact Management Growth Portfolio. During 1996, the Company also paid various promotional costs on behalf of IMPACT which amounted to approximately $6,000. At December 31, 1996, these amounts were subject to future reimbursement to the Company from IMPACT and its affiliates. During 1997, the Company incurred approximately $104,000 of additional costs associated with the creation of the Trust and Impact Management Growth Portfolio which was also subject to future reimbursement from IMPACT and its affiliates. During 1997, Ronald A Stiller resigned as President of IMPACT and was hired by the Company as National Sales and Marketing Director. Pursuant to Mr. Stiller's employment terms, the Company forgave all amounts owed by IMPACT and its affiliates in exchange for all future administration fees of the Trust and other future revenue. Accordingly, amounts owed by IMPACT and its affiliates totaling approximately $198,000 were written off by the Company during 1997.

During 1996, the Company began the formation of Jordan New Millennium Fund, L.P. (the "Partnership"). The Partnership intended to engage in the business of trading and investing in securities of United States issuers, primarily in publicly traded common and preferred stocks. It was anticipated that the General Partner of the Partnership would be Jorkar Management, L.P., of which the Company would be the General Partner and, accordingly, the Company would receive a portion of the fees earned by Jorkar Management, L.P. As of December 31, 1996, the Company paid costs incurred in connection with the formation of the Partnership amounting to $30,506. This amount, along with additional amounts incurred during 1997 of $14,248 were to be repaid to the Company by the Partnership out of the proceeds of the Partnership's private placement offering. During 1997, the Company determined that future collectibility of such costs was uncertain and, accordingly, such costs were written-off.

In 1994, Wallace Neal Jordan established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain customers of the Company participate in the Fund at the sole discretion of such customers. Additionally, certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during 1998 and 1997.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 6 - INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carryforwards for U.S. income tax purposes. As of December 31, 1998 and 1997, the Company had approximately $3,851,000 and $3,530,000, respectively in pretax U.S. net operating loss carryforwards, expiring through the year 2018. A large portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code. The deferred tax assets that result from such operating loss carry forwards of approximately $1,310,000 and $1,200,000 at December 31, 1998 and 1997, respectively, have been fully reserved in the accompanying consolidated financial statements. During the years ended December 1998 and 1997, the valuation allowance established against the net operating loss carryforwards increased by $110,000 and $297,000, respectively, representing the incurrence of additional losses during 1998 and 1997.

As of December 31, 1998 and 1997, the Company also had U.S. net capital loss carryforwards of approximately $221,000 and $275,000, respectively, which expire on December 31, 2002. The deferred tax asset of approximately $75,140 in 1998 and $93,500 in 1997, that results from the capital loss carryforward, has been fully reserved in the accompanying consolidated financial statements.


NOTE 7 - STOCK OPTIONS

During August 1991, the board of directors of JAHI approved the Long-Term Incentive Plan (the "Plan"), a stock option plan. The aggregate number of shares of common stock which may be granted by the Company will not exceed a maximum of 1,000,000 shares during the period of the Plan. During 1998, the Company's shareholders voted to increase the shares available for grant to 2,000,000 shares.

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

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 7 - STOCK OPTIONS (continued)

The Company has also issued certain stock options outside of the Plan.

Information with respect to all options is as follows:

                                    Long-term                              Weighted-Average
                                    Incentive     Other                  Exercise     Exercise
                                      Plan       Options     Total      Price Range    Price
                                    --------    --------   ---------   ------------   --------
Balance at December 31, 1996         538,359     212,200     750,559   $0.57 - 2.00   $   1.14
  Granted                            360,000      30,000     390,000   $0.60 - 1.00   $    .94
                                    --------    --------   ---------   ------------   --------
Balance at December 31, 1997         898,359     242,200   1,140,559   $0.57 - 2.00   $   1.07
  Granted                             82,500         -        82,500   $0.14 - 0.38   $    .31
  Forfeited and reissued             (25,000)     25,000         -     $     -        $    -
                                    --------    --------    --------   ------------   --------
Balance at December 31, 1998         955,859     267,200    1,223,059  $0.14 - 2.00   $   1.02
                                    ========    ========    =========  ============   ========
Number of options exercisable at
  December 31, 1997                  323,204     112,200      435,404  $0.57 - 2.00   $   1.11
                                    ========    ========    =========  ============   ========
Number of options exercisable at
  December 31, 1998                  474,774     249,200      723,974  $0.14 - 2.00   $   1.04
                                    ========    ========    =========  ============   ========

At December 31, 1998 and 1997 respectively, 1,008,141 and 65,641 share options were available for future grant under the Plan.

The following table summarizes additional information regarding all stock options outstanding at December 31, 1998.

                                  Options Outstanding                           Options Exercisable
                 -----------------------------------------------------  ----------------------------------
                      Number        Weighted-Average  Weighted Average       Number
                  Outstanding at        Remaining         Exercise       Exercisable at    Weighted-Average
Exercise Prices  December 31, 1998  Contractual Life       Price        December 31, 1998   Exercise Price
---------------  -----------------  ----------------  ----------------  -----------------  ----------------
 $0.14 - 0.38          82,500           8.4 years         $  .31              86,250           $  .22
 $0.57 - 1.00         686,106           7.1 years            .92             316,143              .87
 $1.01 - 1.50         360,953           5.7 years           1.15             231,681             1.14
 $1.51 - 2.00          93,500           5.1 years           1.89              89,900             1.87
                    ---------                                              ---------
                    1,223,059                                                723,974
                    =========                                              =========

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

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 7 - STOCK OPTIONS (continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 1998 and 1997 consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                  1998          1997
                                               ----------   ------------
Net income (loss) attributable   As reported   $(825 777)   $(1 072 844)
    to common stock              Pro forma     $(842 205)   $(1 140 457)
Basic and diluted earnings       As reported   $    (.08)   $      (.10)
    per common share             Pro forma     $    (.08)   $      (.11)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: risk-free interest rate of 4.5% and 6%; no dividend yield; expected life of 6 years; and volatility of 75% for 1998 and 81% for 1997.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.


NOTE 8  - COMMITMENTS

The Company has entered into employment agreements with certain individuals who are stockholders and directors of the Company. The agreements establish certain minimum base compensation levels, and provide for certain compensation incentives based on the Company's performance. No bonuses were earned under these agreements during the years ended December 31, 1998 and 1997.


NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

In the normal course of business, the Company's client activities ("clients") through its clearing broker involve the execution, settlement, and financing of various client securities transactions. These activities may expose the Company to off-balance sheet risk. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities decline subsequent to December 31, 1998.

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (continued)

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES (continued)

The Company's financial instruments, including cash receivables and deposits, are carried at amounts which approximate fair value. The Company's marketable securities are carried at the December 31, 1998 market value. Payables and other liabilities are carried at amounts which approximate fair value.

The Company has a substantial portion of its assets on deposit with banks and brokers. Assets deposited with banks and brokers are subject to credit risk. In the event of a bank's or broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

A material portion of the Company's transactions are processed by its clearing broker who is an external counterparty. The Company is in the process of contacting its clearing broker, as well as other suppliers, to assess their compliance and remediation efforts with respect to the so-called "Year 2000" problem and the Company's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined.

The Securities and Exchange Commission has completed an inspection of the Company's investment advisory and broker/dealer operations. As a result of the inspection, certain issues arose regarding possible violations. Management and legal counsel to the Company cannot, at this time, predict with any certainty the outcome of the SEC's inspection or whether the resolution will have a material affect on the Company's operations or financial statements.