Form 10QSB
period 1999-03-31
JORDAN AMERICAN HOLDINGS INC
filed 1999-05-17
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the Transition Period From_____________ to_____________

                         Commission File Number 0- 18974

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

                                 (970) 879-1189
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION

             Consolidated Balance Sheets                                       3

             Consolidated Statements of Operations                             4

             Consolidated Statements of Cash Flows                             5

             Notes to Consolidated Financial Statements                        6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

             Operational Notes                                                 8

             Risk Factors, Trends & Uncertainties                              9

             Results of Operations                                            10

             Liquidity and Capital Resources                                  11

                                     PART I.
                                     ITEM 1.
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                         Unaudited

                                                                         MARCH 31,     DECEMBER 31,
               A S S E T S                                                 1999           1998
                                                                       -----------     -----------
CURRENT ASSETS
  Cash & Cash Equivalents                                              $   601,903     $   495,622
  Marketable Securities                                                    127,798         163,010
  Investment Advisory Fee Receivable - Net                                 122,535          45,985
  Accounts Receivable                                                       51,548         135,253
  Notes Receivable - Officer                                                15,000          15,000
  Prepaid Expenses                                                           8,161           4,380
  Other Receivable                                                          15,000          25,205
                                                                       -----------     -----------
       Total Current Assets                                                941,945         884,455
                                                                       -----------     -----------
FIXED ASSETS
   Property and Equipment, at cost, net of accumulated depreciation
       and amortization of $91,990 and $86,163 respectively                125,026          64,853
                                                                       -----------     -----------
OTHER ASSETS
  Boston Restaurant Debentures                                             500,000         500,000
  Strategic Options Limited Partnership                                     45,736          45,736
  Corporate Stocks - Restricted                                             56,250              --
                                                                       -----------     -----------
       Total Other Assets                                                  601,986         545,736
                                                                       -----------     -----------
            TOTAL ASSETS                                               $ 1,668,957     $ 1,495,044
                                                                       ===========     ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                     $    27,737     $    65,132
  Accrued Expenses                                                          94,895          98,612
  Deferred Revenue                                                          30,232          29,703
  Software License Payable                                                  88,230          15,940
                                                                       -----------     -----------
       Total Current Liabilities                                           241,094         209,387
                                                                       -----------     -----------
STOCKHOLDERS' EQUITY
  8% cumulative, convertible, non-voting preferred stock
     $0.01 par valve; authorized 5,000,000 shares
     3,000,000 shares issued and outstanding                                30,000          30,000
  Common Stock, $0.001 par value; authorized 20,000,000 shares;
     10,421,266 shares issued and outstanding at March 31, 1999             10,421          10,421
     and December 31, 1998
  Additional Paid in Capital                                             4,502,853       4,502,853
  Accumulated Deficit                                                   (3,115,411)     (3,257,617)
                                                                       -----------     -----------
       Total Stockholders' Equity                                        1,427,863       1,285,657
                                                                       -----------     -----------

Total Liabilities & Stockholders' Equity                               $ 1,668,957     $ 1,495,044
                                                                       ===========     ===========

          See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH  31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
REVENUES
  Commission Income                                           $    128,437    $    111,620
  Investment Advisory Fees                                         270,633         170,368
                                                              ------------    ------------

       Total Revenues                                              399,070         281,988

Selling, General and Administrative Expenses                       339,125         482,423
                                                              ------------    ------------

       Operating Income (Loss)                                      59,945        (200,435)
                                                              ------------    ------------

Other Income (Expenses):
  Interest and Dividend Income                                      30,059          21,887
  Other Income                                                      30,322           4,230
  Realized Equity Gain (Loss) from investing and trading             2,332          13,726
  Unrealized Equity Gain (Loss) from investing and trading          19,548          22,074
                                                              ------------    ------------

       Total Other Income (Expense), Net                            82,261          61,917
                                                              ------------    ------------

       Net Income (Loss)                                           142,206        (138,518)

Dividends on Preferred Stock                                        60,000          60,000
                                                              ------------    ------------

     Net Income (Loss) Attributable to Common Stock           $     82,206    $   (198,518)
                                                              ============    ============

Basic earnings (loss) per common share                        $       0.01    $      (0.02)
                                                              ============    ============

Diluted earnings (loss) per common share                      $       0.01    $      (0.02)
                                                              ============    ============

Weighted-average number of common shares outstanding:

     Basic                                                      10,421,266      10,408,876
                                                              ============    ============

     Diluted                                                    10,421,266      10,408,876
                                                              ============    ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         FOR THREE MONTHS ENDED MARCH 31,
                                                               1999          1998
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                           $ 142,206     $(138,518)

Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation                                               5,826         6,817
     Unrealized (gain) loss from investing and trading        (19,548)      (22,074)
     Realized (gain) loss from investing and trading           (2,332)      (13,726)
     Changes in operating assets and liabilities:
          Investment fees and other receivable                  7,606        90,816
          Trading marketable securities                            --       199,888
          Prepaid expenses                                     (3,782)      (14,300)
          Interest receivable                                  10,206            --
          Accounts payable and accrued expenses               (41,112)       52,749
          Deferred investment advisory fees                       529       (26,366)
          Software license payable                             72,290            --
                                                            ---------     ---------

               Net Cash Provided By Operating Activities      171,889       135,286
                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Corporate stock - restricted                    (56,250)           --
Investment in Partnership                                          --       (50,000)
Principal received on Notes Receivable                             --         3,000
Accrued Interest on Notes Receivable                             (450)           --
Sale of IMPACT Management Growth Portfolio                     57,092            --
Capital expenditures                                          (66,000)      (17,697)
                                                            ---------     ---------

               Net Cash Used in Investing Activities          (65,608)      (64,697)
                                                            ---------     ---------

               Net Increase in Cash and Cash Equivalents      106,281        70,589

Cash and cash equivalents, beginning of period                495,622        51,286
                                                            ---------     ---------

Cash and Cash Equivalents, end of period                    $ 601,903     $ 121,875
                                                            =========     =========

Supplemental Disclosure of Cash Flow Information
     Interest Paid                                          $   1,666     $   3,170
                                                            =========     =========

           See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------
In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of March 31, 1999, and the results of its interim operations and cash flows for the three months ended March 31, 1999, and 1998, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance, or incentive, fees) in the market value of a client's portfolio, including interest and dividends, are fully recognized when billed after the period of management, which is usually twelve months after account inception and annually thereafter. JAHI also serves as an investment advisor to the Impact Total Return Portfolio f/k/a the Impact Management Growth Portfolio, ("Portfolio") an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the portfolio are earned daily and paid to JAHI on a monthly basis. Fee compensation which is due sales representatives is accrued monthly and is paid to sales representatives quarterly. Effective May 1, 1999 the Company entered into a sub-advisory agreement with Schneider Capital Management for the Portfolio. Pursuant to the sub-advisory agreement, the Company pays Schneider monthly at the rate of 60 basis points (0.60%) annually, from its 125 basis points, (1.25%) annual management fee which is calculated on the average daily net assets of the Portfolio.

Asset management contracts are generally terminable upon written notice from the client(s) or the Company, and the unearned percentage of asset management fees billed in advance are refundable on a pro-rata basis. For additional information regarding the Company's advisory business operations and policies, a copy of disclosure document Form ADV, Part II is available without charge upon written request to the Company.

The Company develops prospective investment advisory clients and investors through strategic marketing partnerships, seminars, money shows, occasional television and radio appearances, direct contact, its web site (www.jahi.com or www.equityassets.com), sales representatives, referrals from clients, securities broker-dealers and other sources. Prospective advisory clients receive Form ADV,
Part II, as the Company's disclosure document and provide information about themselves, their investment experience, and their net worth through various new account forms and other methods.

Approximately 90% of JAHI's clients execute brokerage transactions through IMPACT Financial Network, Inc. ("IFNI"), a wholly-owned broker-dealer subsidiary of JAHI and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions. IFNI does not hold funds or securities for clients and does not have custody of accounts for clients of the Company. IFNI currently executes securities transactions through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing, a member of the SIPC, acts as clearing house and custodian for accounts and processes all confirmations and monthly statements for JAHI advisory clients who choose to maintain their accounts with IFNI. Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

Effective May 1, 1999, the Company's other wholly owned subsidiary, IMPACT Administrative Services, Inc., ("IASI") an investment company services entity, receives 35 basis points annually, (0.35%) as an administrative fee, replacing the $165 per account annual administrative fee prevoiusly charged to the shareholders of the Portfolio. To date, IASI provides its services to the Portfolio only.

Marketable securities consist primarily of corporate stocks and other securities held in Company investment accounts. Realized and unrealized gains or losses result from the trading of securities in Company investment accounts.

Basic and diluted earnings per share and share equivalents are based upon the weighted average number of share and/or share equivalents outstanding during the period. The calculations ignore common stock equivalent shares when their inclusion in such calculations would have been anti-dilutive.

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the net income resulting from the collection of incentive and/or management fees, if any, collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Index"), a limited partnership with March 31, 1999, assets of approximately $3.1 million. The Index invests in stock index futures contracts and other securities and receives as its fee 20% of the Index's trading profits, if any. Fees for this Index are accounted for as deferred revenue until the annual billing date of the Index, which is July 31 of each year. Fees to JAHI from the Index were approximately $90,000 in 1995 as compared to no revenues from the Index in 1996, 1997 and 1998. There is no assurance that the Index will continue to exist as a potential revenue source for the Company.

These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements which are included in the Company's 1998 Form 10-KSB which is contained in the Company's 1998 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 1875 Ski Time Square, Suite One, Steamboat Springs, Colorado, 80487, (970) 879-1189; Fax:
(970) 879-1272; E-mail: info@jahi.com

                                 PART 1, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Operational Notes

Asset gathering is primarily being pursued through selling agreements with other broker-dealers and various strategic marketing partnerships, as well as seminars, national investment shows, advertising, marketing materials, joint ventures with other financial services professionals and other means.

The Company managed approximately $40 million in individually held fee-paying equity portfolios at March 31, 1999. The Company serves as investment advisor to the Impact Total Return Portfolio f/k/a the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under Impact Management Investment Trust. Effective May 1, 1999, the Company entered into a sub-advisory agreement with Schneider Capital Management for the Portfolio. Management of the Company expects that this sub-advisory agreement may enhance the prospects for increased sales of Portfolio shares.

At March 31, 1999, the Portfolio had assets of approximately $8.4 million from which JAHI and IFNI receives management fees and brokerage commissions respectively. At March 31, 1999, the Company and a privately held affiliate provided investment advice to approximately $51 million in fee-paying assets in individually managed equity portfolios, the Portfolio and the Index, mentioned above.

Percentage of assets investment advisory fees, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Exceptional performance in percentage of profit (incentive) accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no fees for the Company from approximately 70% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis in arrears for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in the respective accounts.

Risk Factors, Trends & Uncertainties

Total assets under management and corporate earnings may substantially increase or decrease due to (1) stock market conditions, including the onset of a long-term declining, or bear market; (2) performance returns as influenced by the Company's investment advisory decisions, operational expense and effectiveness of marketing efforts; (3) competition from mutual funds, other investment advisory companies and insurance companies; (4) interest rate changes and other actions taken by the Federal Reserve Board; (5) domestic and international economic and Political conditions, high inflation and/or recession; (6) trends in business and finance; (7) international events; (8) acts of terrorism; and (9) other factors.

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

The SEC conducted an examination of the Company in November 1997. As a result of this examination, certain issues arose regarding possible violation of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisors Act of 1940 relating to the contingent "best efforts" private placement debenture offering for Boston Restaurants Associates, Inc. The SEC has initiated discussions with the Company's legal counsel with regard to these issues and may be considering formal action against the Company. Legal counsel to the Company filed a "Wells Submission" with the SEC on June 1, 1998. Management and legal counsel of the Company cannot, at this time, predict with any certainty the outcome of the SEC's examination or whether the resolution will have a material effect on JAHI's operations or financial statements.

Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.

Results of Operations

The Company had net income for the three months ended March 31, 1999, of $142,206 compared to a net loss of ($138,518) for the same period in 1998. This net income compared to a net loss for the same period last year stems from higher revenues from performance fee based managed accounts, increased fees from the Portfolio, and a decrease in operational expenses. The Company had net income attributable to common stock for the three months ended March 31, 1999 of $82,206 or $0.01 per common share compared to a net loss attributable to common stock of ($198,518) or ($0.02) per common share for the same period in 1998.

From February, 1993 until June 30 of 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum, to the extent permitted by Florida law. Total payments in 1998 were $120,000, and there are currently no projected annual payments for 1999. Nonetheless, net income attributable to common stock for the period reflects the unpaid dividends on the cumulative preferred stock. Dividends in arrears as of December 31, 1998 were $120,000.

For the three months ended March 31, 1999, revenues totaled $399,070 compared to revenues of $281,988 for the same period in 1998, an increase of approximately 42% due primarily to significantly increased revenues from performance fee based managed accounts combined with increased commission income and Portfolio fees.

Commission income increased for the three months ended March 31, 1999, to $128,437 compared to $111,620 for the same period in 1998, an increase of approximately 15% due to more securities transactions resulting from the amount of securities being purchased and sold in client accounts as incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Total other income was $82,261 for the three months ended March 31, 1999, compared to $61,917 for the same period in 1998. This increase was primarily due to an increase in Interest and Dividend Income and a one-time reimbursement of legal fees expensed in the previous year.

Selling, General, and Administrative ("SG&A") expenses of $339,125 were incurred during the three month period ended March 31, 1999, compared to similar SG&A expenses of $482,423 for the same period in 1998, a decrease of approximately 30% due primarily to lower selling and marketing expenses.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash and cash equivalents of $601,903 versus $495,622 at December 31, 1998. This increase was due primarily to the net income for the three months ended March 31, 1999.

Accounts payable and accrued expenses were $27,737 and $94,895 respectively at March 31, 1999, compared to $65,132 and $98,612 respectively at December 31, 1998. These reductions are due to reduced expenses, both actual and budgeted, which affected accruals along with payment of outstanding payables. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided by operating activities for the three months ended March 31, 1999, were $171,889 compared to $135,286 for the same period in 1998 due primarily to changes in net income for the three month ended March 31, 1999. Cash flows used in investing activities for the three months ended March 31, 1999, were ($65,608) compared to ($64,697) for the same period in 1998.

During the three month period ended March 31, 1999 the Company acquired 45,000 shares of restricted stock through a private placement from The Internet Advisory Corporation at $1.25 per share. This investment is restricted and may not be sold until March, 2000. The market value of

The Internet Advisory Corporation's common stock was $9.68 per share at March 31, 1999. The Company sold its shares in the Portfolio in order to make this investment.

The Company entered into a lease purchase agreement that enlarged its software system to include the NSCC Fund/Serv and the NSCC Networking Systems that may increase its ability to distribute the shares of the Portfolio. This agreement can be terminated upon 90 days written notice to the software provider, thus limiting the Company's financial obligation to no more than 90 days forward.

Management of the Company believes short-term cash need will continue to be met through management fees, brokerage revenues, cash reserves and/or liquidation of marketable securities.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: May 14, 1999                     By: /s/  Charles R. Clark
                                            --------------------------
                                            Charles R. Clark
                                            Chief Executive Officer