Form 10QSB
period 1999-06-30
JORDAN AMERICAN HOLDINGS INC
filed 1999-08-16
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the Transition Period From _____________ to_____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I                                                                      PAGE
                                                                            ----

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

                                PART 1., ITEM 1.
                              FINANCIAL INFORMATION
                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,      DECEMBER 31,
ASSETS                                                          1999            1998
                                                            -----------     -----------
CURRENT ASSETS
  Cash & Cash Equivalents                                   $   474,816     $   495,622
  Marketable Securities                                         151,040         163,010
  Investment Advisory Fee Receivable - Net                      111,646          45,985
  Accounts Receivable                                            90,117         135,253
  Notes Receivable - Officer                                     15,675          15,000
  Prepaid Expenses                                               65,469           4,380
  Other Receivable                                               29,753          25,205
                                                            -----------     -----------
       Total Current Assets                                     938,516         884,455
                                                            -----------     -----------
FIXED ASSETS
   Property and Equipment, at cost, net of accumulated
       depreciation and amortization of $97,841 and
       $86,163 respectively                                     120,191          64,853
                                                            -----------     -----------
OTHER ASSETS
  Boston Restaurant Debentures                                  500,000         500,000
  Strategic Options Limited Partnership                          37,701          45,736
  Corporate Stocks - Restricted                                  56,250              --
                                                            -----------     -----------
       Total Other Assets                                       593,951         545,736
                                                            -----------     -----------
            TOTAL ASSETS                                    $ 1,652,658     $ 1,495,044
                                                            ===========     ===========
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts Payable                                          $    44,153     $    65,132
  Accrued Expenses                                              121,925          98,612
  Deferred Revenue                                               21,481          29,703
  Software License Payable                                       72,628          15,940
                                                            -----------     -----------
       Total Current Liabilities                                260,187         209,387
                                                            -----------     -----------
STOCKHOLDERS EQUITY
  8% cumulative, convertible, non-voting preferred stock
     $0.01 par valve; authorized 5,000,000 shares
     3,000,000 shares issued and outstanding                     30,000          30,000
  Common Stock, $0.001 par value; authorized 20,000,000
     shares; 10,421,266 shares issued and outstanding at
     June 30, 1999 and December 31, 1998                         10,421          10,421
  Additional Paid in Capital                                  4,502,863       4,502,853
  Accumulated Deficit                                        (3,150,813)     (3,257,617)
                                                            -----------     -----------
       Total Stockholders Equity                              1,392,471       1,285,657
                                                            -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                     $ 1,652,658     $ 1,495,044
                                                            ===========     ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE                           FOR THE
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                               -----------------------------     -----------------------------
                                                                   1999             1998             1999             1998
                                                               ------------     ------------     ------------     ------------
Revenues
  Commission Income                                            $     48,054     $    125,936     $    176,491     $    237,556
  Investment Advisory Fees                                          232,743          214,907          503,376          385,275
                                                               ------------     ------------     ------------     ------------

       Total Revenues                                               280,797          340,843          679,867          622,831

Selling, General and Administrative Expenses                        356,696          507,416          695,821          989,839
                                                               ------------     ------------     ------------     ------------

       Operating Income (Loss)                                      (75,899)        (166,573)         (15,954)        (367,008)
                                                               ------------     ------------     ------------     ------------
Other Income (Expenses):
  Interest and Dividend Income                                       20,808           38,965           50,867           60,852
  Other Income                                                        4,494               --           34,816            4,230
  Realized Equity Gain (Loss) from investing and trading                 --          (80,126)           2,332          (66,400)
  Unrealized Equity Gain (Loss) from investing and  trading          15,207           79,922           34,755          101,996
  Gain on disposal of building                                           --           55,256               --           55,256
                                                               ------------     ------------     ------------     ------------

       Total Other Income (Expense), Net                             40,509           94,017          122,770          155,934
                                                               ------------     ------------     ------------     ------------

       Net Income (Loss)                                       $    (35,390)    $    (72,556)    $    106,816     $   (211,074)
                                                               ============     ============     ============     ============
Basic earnings attributable to common stock
  per common share                                             $      (0.01)    $      (0.01)    $       0.00     $      (0.03)
                                                               ============     ============     ============     ============
Diluted earnings attributable to common stock
  per common share                                             $      (0.01)    $      (0.01)    $       0.00     $      (0.03)
                                                               ============     ============     ============     ============
Weighted-average number of common shares outstanding:
     Basic                                                       10,421,266       10,408,876       10,421,266       10,408,876
                                                               ============     ============     ============     ============
     Diluted                                                     10,421,266       10,408,876       10,421,266       10,408,876
                                                               ============     ============     ============     ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS
                                   (UNAUDITED)

                                                                  FOR SIX MONTHS ENDED JUNE 30,
                                                                       1999         1998
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                   $ 106,816     $(211,074)
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
     Depreciation                                                      11,678        13,351
     Unrealized (gain) loss from investing and trading                (34,756)     (101,996)
     Realized (gain) loss from investing and trading                   (2,332)       66,400
     Gain on disposal of building                                          --       (55,256)
     Changes in operating assets and liabilities:
          Investment fees and other receivable                        (25,072)       11,608
          Prepaid expenses                                            (61,089)      (11,576)
          Trading marketable securities                                    --       283,850
          Interest receivable                                            (675)          164
          Accounts payable and accrued expenses                         2,333        56,949
          Deferred investment advisory fees                            (8,222)      (55,084)
          Software license payable                                     56,688        (8,614)
                                                                    ---------     ---------

            Net Cash Provided By (Used In) Operating Activities        45,369       (11,278)
                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Corporate stock - restricted                            (56,250)           --
Investment in limited partnership                                          --       (50,000)
Principal received on Notes Receivable                                     --         8,880
Proceeds from sale of building                                             --       195,483
Sale of IMPACT Management Growth Portfolio                             57,092            --
Capital expenditures                                                  (67,017)      (18,546)
                                                                    ---------     ---------

            Net Cash Provided by (Used In) Investing Activities       (66,175)      135,817
                                                                    ---------     ---------

            Net Increase (decrease) in Cash and Cash Equivalents      (20,806)      124,539
Cash and cash equivalents, beginning of period                        495,622        51,286
                                                                    ---------     ---------

Cash and Cash Equivalents, end of period                            $ 474,816     $ 175,825
                                                                    =========     =========
Supplemental Disclosure
     Interest Paid                                                  $   2,337     $   6,180
                                                                    =========     =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------
In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of June 30, 1999, and the results of its interim operations for the three months and six months ended June 30, 1999, and 1998, and cash flows for the six months ended June 30, 1999 and 1998, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

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

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the net income resulting from the collection of incentive and/or management fees, if any, collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P., (the "Index"), a limited partnership with June 30, 1999, assets of approximately $3.0 million. The Index invests in stock index futures contracts and other securities and receives as its fee 20% of the Index's trading profits, if any. Fees for this Index are accounted for as deferred revenue until the annual billing date of the Index, which is July 31 of each year. Fees to JAHI from the Index were approximately $90,000 in 1995 as compared to no revenues from the Index in 1996, 1997 and 1998. There is no assurance that the Index will continue to exist as a potential revenue source for the Company.

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

The Company managed approximately $40 million in individually held fee-paying equity portfolios at June 30, 1999. The Company serves as investment advisor to the Impact Total Return Portfolio f/k/a the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under Impact Management Investment Trust. Effective May 1, 1999, the Company entered into a sub-advisory agreement with Schneider Capital Management for the Portfolio. Management of the Company expects that this sub-advisory agreement may enhance the prospects for increased sales of Portfolio shares.

At June 30, 1999, the Portfolio had assets of approximately $8 million from which JAHI receives management fees. At June 30, 1999, the Company and a privately held affiliate provided investment advice to approximately $51 million in fee-paying assets in individually managed equity portfolios, the Portfolio and the Index, mentioned above.

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

Results of Operations

The Company had a net loss for the three months ended June 30, 1999, of ($35,390) compared to a net loss of ($72,556) for the same period in 1998. This net loss for this period compared to a net loss for the same period last year stems from higher revenues from performance fee based managed accounts, increased fees from the Portfolio, and a decrease in operational expenses. The Company had a net loss attributable to common stock for the three months ended June 30, 1999 of ($95,390) or ($0.01) per common share compared to a net loss attributable to common stock of ($132,556) or ($0.01) per common share for the same period in 1998.

The Company had a net income for the six months ended June 30, 1999, of $106,816 compared to a net loss of ($211,074) for the same period in 1998. This net income for this period compared to a net loss for the same period last year stems from higher revenues from performance fee based managed accounts, increased fees from the Portfolio, and a decrease in operational expenses. The Company had a net loss attributable to common stock for the six months ended June 30, 1999 of ($13,184) or ($0.00) per common share compared to a net loss attributable to common stock of ($331,074) or ($0.03) per common share for the same period in 1998.

Basic and diluted earnings attributable to common stock per common share for the three months ended June 30, 1999 and for the six months ended June 30, 1999 includes dividends in arrears of $60,000 and $120,000, respectively. Basic and diluted earnings attributable to common stock per common share for the three months ended June 30, 1998 and for the six months ended June 30, 1998 includes dividends paid of $60,000 and $120,000 respectively. Total dividends in arrears as of June 30, 1999 were $240,000 including dividends in arrears of $120,000 as of December 31, 1998. There are currently no projected annual payments for 1999.

For the three months ended June 30, 1999, revenues totaled $280,797 compared to revenues of $340,843 for the same period in 1998, a decrease of approximately 18% due primarily to significantly decreased revenues from commission income.

Commission income decreased for the three months ended June 30, 1999, to $48,054 compared to $125,936 for the same period in 1998, a decrease of approximately 62% due primarily to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts as incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Advisory fees income increased for the three months ended June 30, 1999 to $232,743 compared to $214,907 for the same period in 1998, an increase of approximately 8% due primarily to increased revenues from performance fee based managed accounts and portfolio fees.

Total other income was $40,509 for the three months ended June 30, 1999, compared to $94,017 for the same period in 1998. This decrease was primarily due to the gain on the disposal of a building realized in the second quarter of 1998.

Selling, General, and Administrative ("SG&A") expenses of $356,696 were incurred during the three month period ended June 30, 1999, compared to similar SG&A expenses of $507,416 for the same period in 1998, a decrease of approximately 30% due primarily to aggressive reductions in selling, marketing and operating expenses.

For the six months ended June 30, 1999, revenues totaled $679,867 compared to revenues of $622,831 for the same period in 1998, an increase of approximately 9%. The increase in revenue can be primarily attributed to an increase in advisory fees.

Revenues from advisory fees for the six months ended June 30, 1999 totaled $503,376 compared to revenues from the same source of $385,275 for the same period in 1998, an increase of approximately 31% due primarily to increased revenues from performance fee based managed accounts.

Revenues from commissions decreased approximately 26% for the six months ended June 30, 1999 compared to the same period in 1998 primarily due to less trading activity.

Total other income was $122,770 for the six months ended June 30, 1999 compared to $155,934 for the same period in 1998. This decrease was primarily due to the gain realized on the disposal of a building in the second quarter of 1998.

Selling, general and administrative expenses totaled $695,821 during the six months ended June 30, 1999 compared to $989,839 in selling, general and administrative expenses for the same period in 1998, a decrease of approximately 30%, due primarily to aggressive reductions in selling, marketing and operating expenses.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents of $474,816 versus $495,622 at December 31, 1998. This decrease was due primarily to an increase in prepaid insurance expenses and the net loss for the three months ended June 30, 1999.

Accounts payable and accrued expenses were $44,153 and $121,925 respectively at June 30, 1999, compared to $65,132 and $98,612 respectively at December 31, 1998. The reduction in accounts payable is due to reduced expenses, both actual and budgeted, which affected accruals along with payment of outstanding payables. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget. The increase in accrued expenses is primarily due to an accrual of $50,000 for an estimated severance expense.

Cash flows provided by (used in) operating activities for the six months ended June 30, 1999, were $45,369 compared to ($11,278) for the same period in 1998 due primarily to changes in net income for the six month ended June 30, 1999. Cash flows provided by (used in) investing activities for the six months ended June 30, 1999, were ($66,175) compared to $135,817 for the same period in 1998 due primarily to principal received on notes receivable for the six months ended June 30, 1998.

The Company acquired 45,000 shares of restricted stock through a private placement from The Internet Advisory Corporation at $1.25 per share. This investment is restricted and may not be sold until March, 2000. The market value of The Internet Advisory Corporation's common stock was $6.75 per share at June 30, 1999.

The Company entered into a lease purchase agreement that enlarged its software system to include the NSCC Fund/Serv and the NSCC Networking Systems that may increase its ability to distribute the shares of the Portfolio. This portion of the agreement can be terminated upon 90 days written notice to the software provider, thus limiting the Company's financial obligation to no more than 90 days forward.

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


                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: August 13, 1999                  By: /s/  Wallace Neal Jordan
                                           -------------------------
                                           Chief Executive Officer