Form 10QSB
period 1999-09-30
JORDAN AMERICAN HOLDINGS INC
filed 1999-11-12
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I
                                                                          PAGE
                                                                          ----
ITEM 1    FINANCIAL INFORMATION

            Consolidated Balance Sheets                                    3

            Consolidated Statements of Operations                          4

            Consolidated Statements of Cash Flows                          5

            Notes to Consolidated Financial Statements                     6-7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

            Operational Notes                                              8

            Risk Factors, Trends & Uncertainties                           9

            Results of Operations                                          10-11

            Liquidity and Capital Resources                                12

                                PART 1., ITEM 1.
                              FINANCIAL INFORMATION
                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                           SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                         1999            1998
                                                           -----------     -----------
CURRENT ASSETS
  Cash & Cash Equivalents                                  $   656,681     $   495,622
  Marketable Securities                                         78,078         163,010
  Investment Advisory Fee Receivable - Net                     197,222          45,985
  Accounts Receivable                                           87,255         135,253
  Notes Receivable - Officer                                    26,049          15,000
  Prepaid Expenses                                              32,301           4,380
  Other Receivable                                              15,000          25,205
                                                           -----------     -----------
       Total Current Assets                                  1,092,586         884,455
                                                           -----------     -----------
FIXED ASSETS
   Property and Equipment, at cost, net of accumulated
     depreciation and amortization of $103,760 and
     $86,163 respectively                                      117,473          64,853
                                                           -----------     -----------
OTHER ASSETS
  Boston Restaurant Debentures                                 500,000         500,000
  Strategic Options Limited Partnership                         31,787          45,736
  Corporate Stocks - Restricted                                 56,250              --
                                                           -----------     -----------
       Total Other Assets                                      588,037         545,736
                                                           -----------     -----------
            TOTAL ASSETS                                   $ 1,798,096     $ 1,495,044
                                                           ===========     ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                         $    25,319     $    65,132
  Accrued Expenses                                             128,342          98,612
  Deferred Revenue                                              36,722          29,703
  Software License Payable                                      65,743          15,940
                                                           -----------     -----------
       Total Current Liabilities                               256,126         209,387
                                                           -----------     -----------
STOCKHOLDERS' EQUITY
  8% cumulative, convertible, non-voting preferred
    stock $0.01 par valve; authorized 5,000,000 shares
    3,000,000 shares issued and outstanding                     30,000          30,000
  Common Stock, $0.001 par value; authorized 20,000,000
    shares; 10,421,266 shares issued and outstanding at
    September 30, 1999 and December 31, 1998                    10,421          10,421
  Additional Paid in Capital                                 4,502,863       4,502,853
  Deficit                                                   (3,001,314)     (3,257,617)
                                                           -----------     -----------
       Total Stockholders' Equity                            1,541,970       1,285,657
                                                           -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 1,798,096     $ 1,495,044
                                                           ===========     ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE                          FOR THE
                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -----------------------------     -----------------------------
                                                             1999             1998             1999             1998
                                                         ------------     ------------     ------------     ------------
Revenues
  Commission Income                                      $     42,072     $     51,940     $    218,563     $    289,496
  Investment Advisory Fees                                    400,702          106,798          904,077          492,073
                                                         ------------     ------------     ------------     ------------
  Total Revenues                                              442,774          158,738        1,122,640          781,569

Selling, General and Administrative Expenses                  353,783          374,094        1,049,603        1,369,018
                                                         ------------     ------------     ------------     ------------
       Operating Income (Loss)                                 88,991         (215,356)          73,037         (587,449)
                                                         ------------     ------------     ------------     ------------
Other Income (Expenses):
  Interest and Dividend Income                                 21,252           29,204           72,119           90,056
  Other Income                                                 11,233            1,378           46,048           10,693
  Realized Equity Gain (Loss) from investing
    and trading                                                (3,215)         (38,199)            (883)        (104,599)
  Unrealized Equity Gain (Loss) from investing
    and trading                                                31,238          (57,367)          65,993           44,629
  Gain on disposal of building                                     --               --               --           55,256
                                                         ------------     ------------     ------------     ------------
       Total Other Income (Expense), Net                       60,508          (64,984)         183,277           96,035
                                                         ------------     ------------     ------------     ------------
Net Income (Loss)                                             149,499         (280,340)         256,314         (491,414)
                                                         ------------     ------------     ------------     ------------
Dividends on preferred stock                                   60,000           60,000          180,000          180,000
                                                         ------------     ------------     ------------     ------------
Net Income (Loss) attributable to Common Stock           $     89,499     $   (340,340)    $     76,314     $   (671,414)
                                                         ============     ============     ============     ============
Basic earnings attributable to common stock
  per common share                                       $       0.01     $      (0.03)    $       0.01     $      (0.06)
                                                         ============     ============     ============     ============
Diluted earnings attributable to common stock
  per common share                                       $       0.01     $      (0.03)    $       0.01     $      (0.06)
                                                         ============     ============     ============     ============
Weighted-average number of common shares outstanding:
     Basic                                                 10,421,266       10,421,266       10,421,266       10,421,266
                                                         ============     ============     ============     ============
     Diluted                                               10,421,266       10,421,266       10,421,266       10,421,266
                                                         ============     ============     ============     ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                             FOR NINE  MONTHS ENDED SEPTEMBER 30,
                                                                     1999           1998
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $  256,314     $ (491,414)
Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
     Depreciation                                                     17,598         18,788
     Unrealized (gain) from investing and trading                    (65,993)       (44,629)
     Realized (gain) loss from investing and trading                    (883)       104,599
     Gain on sale of property                                             --        (55,256)
     Changes in operating assets and liabilities:
          Trading marketable securities                                   --        488,636
          Investment advisory fee receivable                        (151,237)        57,953
          Prepaid expenses                                           (27,921)        15,773
          Notes receivable - shareholders                            (11,049)            --
          Other receivable                                            58,202          6,304
          Accounts payable and other accrued expenses                (10,083)       (10,470)
          Deferred investment advisory fees                            7,019        (93,736)
          Software license payable                                    49,803             --
                                                                  ----------     ----------
               Net Cash Provided By Operating Activities             123,536         (3,452)
                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Corporate stock - restricted                           (56,250)            --
Investment in Partnership                                                 --        (50,000)
Principal received on Notes Receivable                                    --        435,000
Sale of IMPACT Management Growth Portfolio                            57,092             --
Sale of Property                                                          --        195,483
Sale of Marketable Securities                                        106,899             --
Capital expenditures                                                 (70,218)       (19,590)
                                                                  ----------     ----------
           Net Cash Provided by (Used In) Investing Activities        37,523        560,893
                                                                  ----------     ----------
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends on preferred stock                                              --       (120,000)
                                                                  ----------     ----------
          Net Increase (Decrease) in Cash and Cash Equivalents       161,059        437,441
Cash and Cash Equivalents, beginning of period                       495,622         51,286
                                                                  ----------     ----------
Cash and Cash Equivalents, end of period                          $  656,681     $  488,727
                                                                  ==========     ==========
Supplemental Disclosure:
          Interest paid                                           $    4,597     $    9,053
                                                                  ==========     ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------
In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of September 30, 1999, and the results of its interim operations for the three months and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999, and 1998, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

Investment adviosry fees, based on a percentage of assets for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase (performance, or incentive, fees) in the market value of a client's portfolio, including interest and dividends, are fully recognized when billed after the period of management, which is usually twelve months after account inception and annually thereafter. JAHI also serves as an investment advisor to the Impact Total Return Portfolio f/k/a the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company registered with the Securities and Exchange Commission. Fees for management of the portfolio are earned daily and paid to JAHI on a monthly basis. Fee compensation, which is due sales representatives, is accrued monthly and is paid to sales representatives monthly. Effective May 1, 1999 the Company entered into a sub-advisory agreement with Schneider Capital Management for the Portfolio. Pursuant to the sub-advisory agreement, the Company pays Schneider monthly at the rate of 60 basis points (0.60%) annually, from its 125 basis points (1.25%) annual management fee which is calculated on the average daily net assets of the Portfolio.

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

Effective May 1, 1999, the Company's other wholly owned subsidiary, IMPACT Administrative Services, Inc. ("IASI"), an investment company services entity, receives 35 basis points annually, (0.35%) as an administrative fee, replacing the $165 per account annual administrative fee previously charged to the shareholders of the Portfolio. To date, IASI provides its services to the Portfolio only.

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

In the third quarter of 1994, Wallace Neal Jordan established Jordan Assets, Ltd. For providing administrative services, the Company receives 100% of the net income resulting from the collection of incentive and/or management fees, if any, collected by Jordan Assets, Ltd., a privately held affiliate which manages the Jordan Index Fund, L.P. (the "Index"), a limited partnership with assets of approximately $3.0 million at September 30, 1999. The Index invests in stock index futures contracts and other securities and receives as its fee 20% of the Index's trading profits, if any. Fees for this Index are accounted for as deferred revenue until the annual billing date of the Index, which is July 31 of each year. Fees to JAHI from the Index were approximately $90,000 in 1995 as compared to no revenues since that time. There is no assurance that the Index will continue to exist as a potential revenue source for the Company.

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

The Company managed approximately $42 million in individually held fee-paying equity portfolios at September 30, 1999. The Company serves as investment advisor to the Impact Total Return Portfolio f/k/a the Impact Management Growth Portfolio ("Portfolio"), an open-end investment company formed under Impact Management Investment Trust. Effective May 1, 1999, the Company entered into a sub-advisory agreement with Schneider Capital Management for the Portfolio. Management of the Company expects that this sub-advisory agreement may enhance the prospects for increased sales of Portfolio shares.

At September 30, 1999, the Portfolio had assets of approximately $6.3 million from which JAHI receives management fees. At September 30, 1999, the Company and a privately held affiliate provided investment advice to approximately $51 million in fee-paying assets in individually managed equity portfolios, the Portfolio and the Jordan Index Fund, L.P.

Investment advisory fees based on a percentage of assets, for which refunds may be due to clients, are billed in advance and are deferred and amortized into income over the period in which services are performed. Exceptional performance in percentage of profit (incentive) accounts may result in substantial revenues for the Company while poor performance in the same accounts may yield no fees for the Company from approximately 70% of the Company's total assets under management. Additionally, because percentage of profit accounts are billed on an annual basis in arrears for each respective client, there may be a delay in billing revenue as long as eleven months from the time when actual account performance was achieved. Thus, exceptional performance in percentage of profit accounts may benefit the revenues of the Company for nearly one year after such performance was achieved as dependent on the billing cycle of respective clients and other investment results in the respective accounts.

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

Results of Operations

The Company had a net income for the three months ended September 30, 1999, of $149,499 compared to a net loss of ($280,340) for the same period in 1998. This net income for this period compared to a net loss for the same period last year stems from higher revenues from performance fee based managed accounts, increased fees from the Portfolio, and a decrease in operational expenses. The Company had a net income attributable to common stock for the three months ended September 30, 1999 of $89,499 or $0.01 per common share compared to a net loss attributable to common stock of ($340,340) or ($0.03) per common share for the same period in 1998.

The Company had a net income for the nine months ended September 30, 1999, of $256,314 compared to a net loss of ($491,414) for the same period in 1998. This net income for this period compared to a net loss for the same period last year stems from higher revenues from performance fee based managed accounts, increased fees from the Portfolio, and a decrease in operational expenses. The Company had net income attributable to common stock for the nine months ended September 30, 1999 of $76,314 or $0.01 per common share compared to a net loss attributable to common stock of ($671,414) or ($0.06) per common share for the same period in 1998.

Total dividends in arrears as of September 30, 1999 and September 30, 1998 were $300,000 and $60,000 respectively. There are currently no projected annual payments for 1999.

For the three months ended September 30, 1999, revenues totaled $442,774 compared to revenues of $158,738 for the same period in 1998, an increase of approximately 179% due primarily to significantly increased revenues from investment advisory fee income.

Commission income decreased for the three months ended September 30, 1999, to $42,072 compared to $51,940 for the same period in 1998, a decrease of approximately 19% due primarily to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts as incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Advisory fees income increased for the three months ended September 30, 1999 to $400,702 compared to $106,798 for the same period in 1998, an increase of approximately 275% due primarily to increased revenues from performance fee based managed accounts.

Total other income was $60,508 for the three months ended September 30, 1999, compared to total other expense of ($64,984) for the same period in 1998. This increase was primarily due to unrealized gains from investing and trading for the three months ended September 30, 1999 compared to unrealized losses from trading and investing for the same period in 1998.

Selling, General, and Administrative ("SG&A") expenses of $353,783 were incurred during the three month period ended September 30, 1999, compared to similar SG&A expenses of $374,094 for the same period in 1998, a decrease of approximately 5% due primarily to reductions in operating expenses.

For the nine months ended September 30, 1999, revenues totaled $1,122,640 compared to revenues of $781,569 for the same period in 1998, an increase of approximately 44%. The increase in revenue can be primarily attributed to an increase in advisory fees.

Revenues from advisory fees for the nine months ended September 30, 1999 totaled $904,077 compared to revenues from the same source of $492,073 for the same period in 1998, an increase of approximately 84% due primarily to increased revenues from performance fee based managed accounts.

Revenues from commissions decreased approximately 25% for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to less trading activity.

Total other income was $183,277 for the nine months ended September 30, 1999 compared to $96,035 for the same period in 1998. This increase was primarily due to substantially lower realized equity losses from investing and trading for the nine months ended September 30, 1999 compared to the same period in 1998.

Selling, general and administrative expenses totaled $1,049,603 during the nine months ended September 30, 1999 compared to $1,369,018 in selling, general and administrative expenses for the same period in 1998, a decrease of approximately 23%, due primarily to aggressive reductions in selling, marketing and operating expenses.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents of $656,681, versus $495,622 at December 31, 1998. This increase was due primarily to the net income for the nine months ended September 30, 1999.

Accounts payable and accrued expenses were $25,319 and $128,342 respectively at September 30, 1999, compared to $65,132 and $98,612 respectively at December 31, 1998. The reduction in accounts payable is due to reduced expenses, both actual and budgeted, which affected accruals along with payment of outstanding payables. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget. The increase in accrued expenses is primarily due to increased fees payable to investment advisory representatives as a result of increased performance fee income.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 1999, were $123,536 compared to ($3,452) for the same period in 1998 due primarily to changes in net income for the nine months ended September 30, 1999. Cash flows provided by (used in) investing activities for the nine months ended September 30, 1999, were $37,523 compared to $560,893 for the same period in 1998 due primarily to the sale of property for the nine months ended September 30, 1998.

The Company acquired 45,000 shares of restricted stock through a private placement from The Internet Advisory Corporation at $1.25 per share. This investment is restricted and may not be sold until March, 2000. The market value of The Internet Advisory Corporation's free trading common stock was $3.50 per share at September 30, 1999.

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

Management of the Company believes short-term cash needs will continue to be met through management fees, brokerage revenues, cash reserves and/or liquidation of marketable securities.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: November 12, 1999                By: /s/  Wallace Neal Jordan
                                            -------------------------
                                            Chief Executive Officer