Form 10KSB40
period 1999-12-31
JORDAN AMERICAN HOLDINGS INC
filed 2000-03-29
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                -----------------

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

         2155 Resort Drive, Suite 108
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

Check  whether the  Company  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for fiscal year 1999 were $2,770,120. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $1,546,317 based on the closing price of $0.28 as of February 24,2000, multiplied by 5,522,560 shares of common stock.

As of February 24,2000, the Company had a total of 10,421,266 shares of common stock outstanding.
______________
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:
    Portions of Proxy Statements for 2000 Annual Meeting - Part III

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

                                     PART I

Item 1.  Business

General
-------

     Jordan American Holdings, Inc. ("JAHI" or "The Company"), is an investment advisory firm that specializes in the management of equity securities of United States public companies, the majority of which are held by semi-affluent individual clients and billed on an incentive fee basis. The Company operates in one business segment, as an investment advisor, managing investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, foundations and a mutual fund. JAHI intends to continue to grow its assets under management for semi-affluent individuals and other qualified clients on an incentive fee basis. JAHI plans to continue to diversify with respect to its client base by gathering assets under management from individual stock and mutual fund investors through its fixed advisory fee accounts and its mutual fund product that produces revenue based on a percentage of the assets under management. JAHI also plans to diversify with respect to its product line by offering, if feasible, additional mutual fund products by the end of year 2000, including a series for variable annuity products.

     Incentive based advisory fees on assets under management for semi-affluent investors provide the largest portion of the Company's revenues. A semi-affluent investor generally has a total net worth greater than $1 million and less than $10 million. The assets of these and other clients have recently been growing primarily due to investment performance results achieved within the individual accounts. For the year ended December 31, 1999, no single client provided more than 5% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     The investment objective of the individually held portfolios is significant capital appreciation or growth. JAHI is compensated for its management of these accounts through two primary methods. JAHI receives a fixed advisory fee based on the value of assets under management or an incentive based advisory fee based upon the account's annual performance results.

     The Company develops prospective clients through seminars, its web site (www.jahi.com), sales representatives, referrals from clients, securities broker-dealers and other sources. The Company plans to expand its marketing and distribution activities through additional seminars in targeted geographical areas, additional strategic partnership relationships with securities broker-dealers and the internet by engaging in online marketing with strategic partners through web linking agreements.

     In addition to providing investment advisory services, the Company, through its wholly-owned subsidiaries, operates a registered broker/dealer and a mutual fund servicing company, which are described more fully under "Operations."

Operations
----------

     JAHI conducts its investment advisory business under the name Equity Assets Management ("EAM"). Wallace Neal Jordan, Chief Investment Officer of JAHI, founded Equity Assets Management, Inc., JAHI's predecessor, in 1972.

     The Company managed 286 individual accounts with assets under management of approximately $75 million at December 31, 1999. Approximately 30% of the assets under management in these accounts pay the fixed percentage of assets fee of approximately 1.9% annually. Approximately 70% of the assets under management in these accounts are billed on an incentive fee basis, whereby the Company normally receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management.

     Exceptional management performance results in the incentive fee based accounts may cause substantial revenues for the Company while poor performance in the same accounts may yield little or no revenues for the Company. Additionally, because incentive fee based contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue for as long as eleven months from the time when actual account performance results were achieved. Thus, performance in these accounts may or may not benefit the revenues of the Company for nearly one year after such performance results were achieved, depending on the billing cycle of respective clients and the results of investments held in the portfolio during the interim period prior to the calculation of the billing.

     Management believes the Company's long-term performance history for individually managed accounts provides a basis for marketing the Company's investment advisory services to a growing network of brokers, institutions, and affluent and semi-affluent individuals. At December 31, 1999, the Company's managed accounts, on average, have outperformed the S&P 500 Index on a one-year, three-year, five-year, ten-year and fifteen-year average annual total return basis. These average annual returns have been significantly impacted by the average annual return for 1999 of 142.83%, net of fees. Although past performance is not a guarantee of future results or of profitability of future recommendations, performance history is a very relevant factor in the selection of investment advisors.

     The Company also manages the Impact Total Return Portfolio (the "Portfolio"), a mutual fund with assets under management of approximately $7 million at December 31, 1999. The Company receives a management fee of 1.25% per annum calculated on the Portfolio's average daily net assets. Of this amount, the Company pays a sub-advisor .60% per annum of the Portfolio's average daily net assets for selecting the securities for the Portfolio.

     Management believes that the newly developed marketing strategy for this product and the recent performance results in calendar year 1999 (where the fund outperformed its index) provides a basis for marketing this product to a growing network of broker-dealers despite the fact that its lifetime average annual total return (the fund began operations in June 1997) underperformed a comparable index.

     The Company, through a privately held affiliate, manages the Jordan Index Fund, L.P. (the "Fund"), a limited partnership with assets of approximately $3 million. In exchange for providing administrative services, the Company receives 100% of any net income resulting from the incentive and/or management fees collected by the privately held affiliate. This fund invests in stock index futures contracts and other securities and receives as its fee 20% of the partnership's total profits. Management can not guarantee that the Fund will continue to exist as a potential revenue source for the Company due to a continuing trend of limited partner withdrawals from the fund and lackluster performance results.

     The Company operates a registered broker-dealer, IMPACT Financial Network, Inc. ("IFNI"), which is a wholly owned subsidiary of the Company and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Wallace Neal Jordan, Chief Executive Officer of JAHI, founded IFNI in 1986.

     Approximately 90% of JAHI's individually managed accounts maintain brokerage accounts with IFNI for assets placed under JAHI's management. IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions for orders executed through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing & Co., a member of SIPC, acts as clearing firm and custodian and processes all confirmations and monthly statements for JAHI clients who choose to hold their accounts with IFNI. Clients may decide to custody their accounts at another brokerage institution of their own choosing.

     IFNI also serves as the national distributor for the Portfolio. IFNI receives a fee from the Portfolio in exchange for marketing and distributing the Portfolio. The fee varies according to the class of shares distributed. It is used to pay for marketing and distribution expenses related to the mutual fund, including sales commissions.

     Management believes that IFNI will continue to be a source of revenue for the Company primarily through the commissions earned on securities transactions.

     The Company operates a mutual fund servicing company, Impact Administrative Services, Inc. ("IASI"), which is a wholly owned subsidiary of the Company and a registered transfer agent with the Securities and Exchange Commission (the "SEC") and a member of the Investment Company Institute. IASI provides administrative, dividend disbursement and transfer agent services to the Portfolio. The Company currently receives a fee of .35% per annum of the Portfolio's average daily net assets to pay for costs associated with the administration of the portfolio. The Company believes that IASI may become a potential revenue source for the Company by providing similar services to other small mutual fund families.

     Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear market; performance returns as influenced by the Company's investment advisory decisions; expense and related effectiveness of marketing efforts; and competition from other investment advisory companies and mutual funds. Other indirect influences, such as interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, international events, acts of terrorism, and other factors may also affect assets under management and corporate earnings.

The Industry
-------------

     Revenues in the investment advisory business are determined primarily by fees based on the value of assets under management and on investment performance results. Therefore, the principal determinants of growth in the industry are the growth of individual assets under management and achieving positive investment performance results. In management's judgement, the major factors which influence growth in the industry are: (1) changes in the market value of securities; (2) net cash flow into or out of existing accounts; (3) gains of new or losses of existing accounts; and (4) the general stock market condition.

     In general, assets under management in the investment advisory business in the United States as a whole have increased steadily to approximately $14.5 trillion, according to The Directory of Registered Investment Advisors prepared by Money Market Directories, Inc. This steady increase can be attributed to the fact that Americans shifted household financial assets to securities in a trend that started after World War II, but the trend increased particularly in the last decade. According to the Securities Industry Association ("SIA"), in 1980, 53% of a household's liquid financial assets on average were held in bank deposits, while only 32% were held in equities. Today, there has been a substantial reversal: 44% are held in equities and 23% in bank deposits.

     The expansion of equity ownership can be primarily attributed to declining interest rates and the prolonged trend of rising stock prices which have prompted many U.S. households to purchase and hold securities. The increase in assets under management has resulted in increases in asset management fee revenue. According to the SIA, that revenue reached approximately $115 billion in revenue in 1999. Assets under management may continue to increase in general because of the growth of the U.S. economy. Assets under management could substantially decrease, however, due to changes in stock market conditions, including the onset of a long-term declining or bear market. However, the Company believes that a return to the historical pattern of cyclical market movements would provide a competitive advantage for the Company due to its experience with investing during volatile times.

Competition
-----------

     The Company competes to manage investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations. Management believes that the most important factors affecting competition in the investment advisory business are: (1) the abilities and reputations of investment advisors; (2) the differences in the investment performance results achieved by investment advisory firms; (3) the stability of a firm's workforce, especially of portfolio managers; (4) an effective marketing force and distribution system; and (5) quality of client services.

     The Company has many competitors, including other investment advisors, investment companies, broker-dealers and financial planners in addition to investment alternatives offered by insurance companies, banks, credit unions, securities dealers and other financial institutions. Many of these institutions possess large sales forces and significant financial resources, are able to engage in more extensive marketing and advertising than JAHI and may offer accounts insured by the Federal Deposit Insurance Corporation.

     JAHI's investment strategy centers around understanding the general trend of the market as assisted by certain proprietary analysis. That strategy, coupled with its long-term track record and the experience of its portfolio managers, make it a viable alternative to traditionally-managed mutual funds and money managers who have less experience and thereby disregard general market conditions as part of their investment strategy.

Regulation
----------

     The Company is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company is also subject to regulation by the SEC under the Investment Company Act of 1940. The Company's affiliate broker-dealer is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and is regulated by the SEC, state securities administrators and the NASD. IASI is registered as a transfer agent under the Exchange Act and is regulated by the SEC. The privately held affiliate that manages the Fund is regulated by the Commodity Futures Trading Commission and the National Futures Association.

     By law, investment advisors and broker-dealers are fiduciaries and are required to serve their clients' interests with undivided loyalty. There is a potential conflict of interest because of the affiliation between the Company and IFNI. While the Company believes that its existing relationships are in compliance with applicable law and regulations, because of this potential conflict of interest, the SEC may closely examine these relationships.

     Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities and investment advisor activities. Although the Company currently maintains errors and omission insurance policies insuring against this risk, such insurance does not necessarily protect the Company against loss in all events.

     There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company and commodities trading business will not have an adverse effect upon the business of the Company.

Employees
---------

     At March 23, 2000, the Company employed seven full-time personnel, three of whom are executive officers of the Company. The Company utilizes the services of independent contractors to assist the employees in the operation of the Company's business.

Item 2.  Properties

     The Company currently maintains its headquarters at 2155 Resort Drive, Suite 108, Steamboat Springs, Colorado. The Company also currently has satellite offices in Boston, Massachusetts and Pittsburgh, Pennsylvania. All current properties are leased for a total of approximately $1,800 per month.

Item 3.  Legal Proceedings

     In connection with a late 1997 examination of the Company, the SEC raised certain issues regarding possible violations of the federal securities laws in connection with the private placement of debentures of Boston Restaurant Associates, Inc. The Company and the SEC are currently in settlement negotiations regarding this matter. Management of the Company does not expect the resolution of this matter to have any material effect on the Company's financial condition, results of operations or business.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Stock
-----------------------

     The Company's common stock currently trades on the OTC Bulletin Board under the symbol "JAHI." The following are the high and low sales prices for JAHI for the two year period ended December 31, 1999. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Common Stock Prices
Year Ended December 31, 1998               High            Low
        First Quarter                     $0.41           $0.31
        Second Quarter                    $0.38           $0.31
        Third Quarter                     $0.34           $0.19
        Fourth Quarter                    $0.19           $0.07

Year Ended December 31, 1999               High            Low
        First Quarter                     $0.23           $0.08
        Second Quarter                    $0.20           $0.11
        Third Quarter                     $0.16           $0.06
        Fourth Quarter                    $0.19           $0.05

     On February 24, 2000, the closing price of the Company's common stock was $0.28. As of February 24, 2000, approximately 813,000 shares of its common stock were held in accounts of EAM clients, which represented approximately 8% of the Company's outstanding shares of common stock as of December 31, 1999. Wallace Neal Jordan owned approximately 33% of the Company's outstanding shares of common stock at December 31, 1999.

Dividends
---------

     The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 1999, the Company's policy was to retain all earnings for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and other such factors as the Board of Directors may deem relevant.

     From February 1993 until June 30, 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum. The Company did not make any dividend payments on this stock in 1999. Dividends in arrears on this stock were $360,000 as of December 31, 1999. The terms of the preferred stock prohibit the payment by the Company of any cash dividends on its common stock until all dividends in arrears on the preferred stock are paid in full.

Shareholders
------------

     At December 31, 1999, there were 10,421,266 outstanding shares of the Company's common stock and 252 shareholders of record.

Item 6.  Management's Discussion and Analysis

Safe Harbor for Forward-Looking Statements
------------------------------------------

     Information found in this report contains forward-looking implications, which may differ materially from actual results due to the success, or lack thereof, of JAHI's management decisions, marketing and sales effectiveness, investment decisions, and the management of clients' stock portfolios and pooled investments as influenced by market conditions, Federal Reserve Board policy, economic trends, political developments, domestic and international events, and other factors. There can be no guarantee that any forward-looking implications discussed and/or referenced in this report will have any impact, positive or negative, upon the earnings, value and/or operations of the Company.

Results of Operations
---------------------

     Net income for 1999 was $1,152,749 or $0.09 per common share and share equivalent compared to a net loss of ($585,777) or ($0.08) per common share and share equivalent for 1998. The increase in net income was primarily affected by a significant increase in investment advisory fee revenue and gains on trading securities during 1999.

     Revenues from investment advisory fees for 1999 totaled $1,975,232 compared to $664,710 for 1998, an increase of 197%. Gains on trading securities increased for 1999 to $443,459, as compared to ($42,478) for 1998.

     Commission revenues decreased for 1999 to $351,429, as compared to $426,447 for 1998, a decrease of approximately 18%. This decrease was primarily due to a decrease in the volume of securities transactions for client accounts by the Company based on its investment strategy, market conditions and other factors. The decrease was also due in part to the Portfolio's switch to other broker-dealers from IFNI for handling of the Portfolio's securities transactions beginning May 1, 1999.

     Selling, general, and administrative ("SG&A") expenses of $1,771,540 were incurred during 1999, compared to SG&A expenses of $1,811,908 for 1998, a decrease of approximately 2%. The decrease in SG&A expenses stems primarily from a reduction in general and administrative expenses during 1999 despite an increase in selling expenses related to fees paid to investment advisory sales representatives.

     Total other income was $154,169 for 1999, compared to a $177,452 for 1998. The decrease in other income can be primarily attributed to lower interest and dividend income as the Company shifted some of its assets from income producing investment instruments to growth equity securities during 1999.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had cash and cash equivalents of $580,757 versus $495,622 at December 31, 1998, an increase of approximately 17%. This increase is primarily due to the increase in net income for 1999.

     Marketable securities were valued at $607,882 at December 31, 1999, as compared to $163,010 at December 31, 1998, an increase of approximately 273%. The increase in marketable securities can be primarily attributed to a significant increase in the market value of one of the Company's holdings at December 31, 1999 when compared to the previous year end value. Also, the Company invested $60,000 into a restricted security on January 31, 1999 which was valued at $185,625 on December 31, 1999 based on management's judgement on various factors (see Note 1 of the accompanying Notes to Consolidated Financial Statements).

     Net investment advisory fees receivable were $846,907 at December 31, 1999, as compared to $45,985 at December 31, 1998, an increase of approximately 1,742%. This increase can be primarily attributed to significant incentive-based billings in the last two months of 1999 as a result of the investment performance results within the individually managed accounts.

     Accounts payable and accrued expenses were $387,986 at December 31, 1999, as compared to $179,684 at December 31, 1998. The increase in accounts payable and accrued expenses can be primarily attributed to accrued expenses for fees due investment advisor sales representatives. Accruals are based upon actual expenses incurred as well as unbilled expenses.

     Net cash provided by (used in) operating activities for fiscal year 1999 was $155,353 compared to ($49,351) for the same period in 1998. This change was due primarily to an increase to net income provided by operating activities.

     Net cash provided by (used in) investing activities for fiscal 1999 was ($70,218) compared to $613,687 for 1998. This change was due primarily to the principal received on the note receivable related to the Company's former headquarters in Sarasota, Florida, and the sale of the Company's former condominium during 1998.

     Net cash provided by (used in) financing activities for fiscal 1999 was $0.00 compared to ($120,000) for 1998. This change was due primarily to the Board of Director's decision not to declare a Preferred Stock dividend during 1999.

     Management of the Company believes short-term cash needs will continue to be met through management fees, brokerage revenues and/or the liquidation of marketable securities. At December 31, 1999, the Company had $1,188,639 in cash and marketable securities.

Item 7.  Financial Statements

     Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

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


Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index.

(b) Reports on Form 8-K: None


Exhibit Index

Exhibit                         Description                            Page
Number
 3.1    Articles of Incorporation, as amended                           (1)
 3.2    Bylaws, as amended                                              (1)
 4.1    Specimen Certificate of Common Stock                            (1)
 4.2    Specimen Warrant Certificate                                    (1)
 4.3    Form of Warrant Agreement, as amended                           (1)
 4.4    Form of IPO Underwriter's Warrant                               (1)
 4.5    Designation of 8% Cumulative Convertible Preferred Stock        (3)
10.1    Employment Agreement between the Company and
          Wallace Neal Jordan                                           (2)
10.2    Non-Competition Agreement between the Company
          and Wallace Neal Jordan                                       (2)
21      Subsidiaries of the Company:                                     -
23.1    Spicer Jeffries & Co., Consent

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

                             JORDAN AMERICAN HOLDINGS, INC.
                             (Registrant)

Dated March 25, 2000         By: /s/ Wallace Neal Jordan
                                 ---------------------------------
                                 Wallace Neal Jordan,
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated March 25, 2000         By: /s/ Wallace Neal Jordan
                                 ---------------------------------
                                 Wallace Neal Jordan,
                                 Director, Chairman of the Board,
                                 Chief Executive Officer
                                 Chief Investment Officer

Dated March 25, 2000         By: /s/ Charles R. Clark
                                 ---------------------------------
                                 Charles R. Clark,
                                 Director, Chief Market Analyst,
                                 Senior Assistant Portfolio Manager

Dated March 25, 2000         By: /s/ A.J. Elko
                                 ---------------------------------
                                 A.J. Elko,
                                 Director, Chief Operating Officer,
                                 Chief Financial Officer

Dated March 25, 2000         By: /s/ Terri Williams Abady
                                 ---------------------------------
                                 Terri Williams Abady,
                                 Director

Dated March 25, 2000         By: /s/ Herald Stout
                                 ---------------------------------
                                 Herald Stout
                                 Director

                        JORDAN AMERICAN HOLDINGS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1999 AND 1998


                              TABLE OF CONTENTS
                              -----------------
                                                                     Page
                                                                     ----

Independent Auditors' Reports                                         F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Changes in Stockholders' Equity            F-5

Consolidated Statements of Cash Flows                           F-6 - F-7

Notes to Consolidated Financial Statements                    F-8 - F- 15

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Jordan American Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                          SPICER, JEFFRIES & CO.

Denver, Colorado
March 8, 2000

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

ASSETS:                                                            1999             1998
  Cash and cash equivalents                                   $    580,757     $    495,622
  Marketable securities                                            607,882          163,010
  Investment advisory fees receivable, net of
    allowance for doubtful accounts of $27,870
    and $42,902, respectively                                      846,907           45,985
  Receivable from clearing broker                                    5,435          103,888
  Deposit with clearing broker                                      25,000           25,000
  Other receivables                                                 79,638           31,571
  Other assets                                                     101,288           50,115
  Property and equipment, at cost, net of accumulated
    depreciation and amortization of $133,005 and $86,163,
    respectively                                                    88,229           64,853
  Receivable from officer (Note 5)                                  26,556           15,000
  Notes receivable (Note 3)                                        500,000          500,000
                                                              ------------     ------------
       Total assets                                           $  2,861,692     $  1,495,044
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  1999             1998
LIABILITIES:
  Accounts payable and accrued expenses                       $    387,986     $    179,684
  Deferred investment advisory fees                                 35,300           29,703
                                                              ------------     ------------
       Total liabilities                                           423,286          209,387
                                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 1 and 4):
  8% cumulative, convertible, non-voting preferred
    stock, $0.01 par value; $1.00 liquidation value,
    authorized 5,000,000 shares; issued and
    outstanding 3,000,000 shares                                    30,000           30,000
  Common stock, $0.001 par value; authorized 20,000,000
    shares; issued and outstanding 10,421,266 shares                10,421           10,421
  Additional paid-in capital                                     4,502,853        4 502,853
  Deficit                                                       (2,104,868)      (3,257,617)
                                                              ------------     ------------
       Total stockholders' equity                                2,438,406        1,285,657
                                                              ------------     ------------

                                                              $  2,861,692     $  1,495,044
                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended December 31,
                                                          1999             1998
REVENUE:
  Investment advisory fees                            $  1,975,232     $    664,710
  Commission income                                        351,429          426,447
  Gain (loss) on trading securities                        443,459          (42,478)
                                                      ------------     ------------
       Total revenue                                     2,770,120        1,048,679
                                                      ------------     ------------

  Selling, general and administrative expenses          (1,771,540)      (1,811,908)
                                                      ------------     ------------

       Operating income (loss)                             998,580         (763,229)
                                                      ------------     ------------

OTHER INCOME (EXPENSE):
  Interest and dividends                                    91,366          111,405
  Gain on sale of assets, net                                   --           50,893
  Other, net                                                62,803           15,154
                                                      ------------     ------------

       Total other income (expense), net                   154,169          177,452
                                                      ------------     ------------

       Net income (loss) before income taxes             1,152,749         (585,777)
                                                      ------------     ------------

       Income taxes (Note 6)                                    --               --
                                                      ------------     ------------

       Net income (loss)                              $  1,152,749     $   (585,777)
                                                      ============     ============

Basic and diluted earnings (loss) per common share    $        .09     $       (.08)
                                                      ============     ============

Basic and diluted weighted-average number of
  common shares outstanding                             10,421,266       10,421,266
                                                      ============     ============

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    Preferred Stock               Common Stock         Additional                      Total
                                    $0.01 Par Value             $0.001 Par Value         Paid in                    Stockholders'
                                  Shares        Amount        Shares        Amount       Capital        Deficit        Equity
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, December 31, 1997      3,000,000   $    30,000    10,408,876   $    10,409   $ 4,622,853    $(2,671,840)   $ 1,991,422

Adjustment  to common stock             --            --        12,390            12            --             --             12

Net Loss                                --            --            --            --            --       (585,777)      (585,777)

Dividends on preferred stock            --            --            --            --      (120,000)            --       (120,000)
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, December 31, 1998      3,000,000        30,000    10,421,266        10,421     4,502,853     (3,257,617)     1,285,657

Net Income                              --            --            --            --            --      1,152,749      1,152,749
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, December 31, 1999      3,000,000   $    30,000    10,421,266   $    10,421   $ 4,502,853    $(2,104,868)   $ 2,438,406
                               ===========   ===========   ===========   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH


                                                                                Year ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1999            1998

 Net income (loss)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:                       $  1,152,749    $   (585,777)
         Depreciation                                                             46,842          27,928
         Gain on sale of assets                                                       --         (50,893)
         (Increase) decrease in receivable from clearing broker                   98,453          (6,808)
         Increase in other receivables                                           (48,067)             --
         Issuance/adjustment  of common stock                                         --              12
         (Increase) decrease in investment advisory fees receivable             (800,922)         53,193
         (Increase) decrease in trading marketable securities                   (444,872)        620,490
         (Increase) decrease in other assets                                     (51,173)         15,949
         Increase in receivable from officer                                     (11,556)             --
         Increase in accounts payable and accrued expenses                       208,302             324
         Increase (decrease) in deferred investment advisory fees                  5,597        (123,769)
                                                                            ------------    ------------
                Net cash provided by (used in) operating activities              155,353         (49,351)
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                                                        --         192,012
  Capital expenditures, net                                                      (70,218)        (13,325)
  Principal received on notes receivable                                              --         435,000
                                                                            ------------    ------------
                Net cash provided by (used  in) investing activities             (70,218)        613,687
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                                                        --        (120,000)
                                                                            ------------    ------------

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (Concluded)


                                                         Year ended December 31,
                                                            1999        1998

NET INCREASE  IN CASH AND CASH EQUIVALENTS                  85,135     444,336

CASH AND CASH EQUIVALENTS, beginning of year               495,622      51,286
                                                          --------    --------

CASH AND CASH EQUIVALENTS, end of year                    $580,757    $495,622
                                                          ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Interest paid                                           $  5,766    $  9,070
                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Jordan American Holdings, Inc. (JAHI/the Company) was incorporated in Florida in May 1989. The Company also does business under the name of Equity Assets Management (EAM). The Company provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund with its customers located substantially in the United States. JAHI is registered as an investment advisor under the Investment Advisor Act of 1940.

The Company owns 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. (IFNI) and IMPACT Administrative Services, Inc. (IASI). IASI provides operational and administrative support to Impact Management Investment Trust (see Note 2). JAHI's customer investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as a non-clearing introducing broker.

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation.

Significant Accounting Policies
-------------------------------

Investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisor fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the month end following the contract anniversary date. Fees due sales representatives are recognized when such fees are earned.

Certain investment advisory customer accounts contain common stock of the Company. The Company, at its discretion, has elected not to bill certain customers whose accounts: (i) contain Company common stock, (ii) have market values that are in a state of decline and/or (iii) have appreciation rates below which the Company believes billing is appropriate.

Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

All highly liquid instruments with original maturities of three months or less are considered cash equivalents.

Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. Restricted securities are valued based on the judgement of the Company's management reflecting various factors as to the amount which the Company might reasonably expect to receive upon disposition to a willing purchaser. Consideration is given to factors such as earnings history, financial condition, recent sales prices of the issuer's securities and the proportion of securities owned. The cost of marketable securities was $272,703 and $255,448 at December 31, 1999 and 1998 respectively.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

The Company has entered into an agreement with a clearing broker which requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a "cash equivalent" for financial reporting purposes.

Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of five to seven years.

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

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation in 1998 since their effect would be anti-dilutive. Net income (loss) per common share has been adjusted to reflect preferred stock dividends paid or in arrears of $240,000 for each of the years ending December 31, 1999 and 1998 (see Note 4).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Certain 1998 amounts have been reclassified to conform the current year classification.

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed Impact Management Investment Trust (the trust), which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Total Return Portfolio (formerly Impact Management Growth Portfolio) (the Portfolio) is the initial Series of the trust. JAHI is the investment advisor of the Trust and IFNI is the primary distributor of the trust. IFNI executed the majority of the trust's transactions through April 30, 1999.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST (continued)

At December 31, 1999 and 1998, the market value of the Company's investment in the Portfolio was $-0- and $54,761, respectively, which is included in marketable securities in the accompanying consolidated balance sheets. As investment advisor of the Portfolio, the Company receives an annual investment advisory fee equal to 1.25% of the Portfolio's average daily net assets. Of this amount, 60 basis points is paid to the sub advisor of the trust.

NOTE 3 - NOTES RECEIVABLE

In connection with the sale of the Company's former corporate headquarters a three year promissory note was received from the purchaser in the amount of $446,175. The entire principal balance of the note was due on January 12, 1999. The note bore interest at a rate of 8% per annum and the Company received monthly interest payments on the outstanding principal balance. The note was secured by the related land and building. During 1998, the balance of the note was repaid by the borrower.

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 10% for 1998, 12% for 1999 and 14% thereafter.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at December 31, 1999 and 1998. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At December 31, 1999 and 1998, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $2.50 per share expiring June 5, 2000. The Company also has outstanding Underwriter Warrants related to the initial public offering entitling the Company's president to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $3.00 per share) of the Company at a price of $12.90 per unit expiring at dates ranging from September 27, 2000 to January 8, 2001.

JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

The Company issued 3,000,000 shares of 8% cumulative, convertible, non-voting preferred stock to a customer of EAM in a private placement offering. In connection with this offering, 750,000 shares of common stock was given to the Company to distribute to the preferred shareholders by three officers of the Company for no additional consideration.

The preferred stock is convertible at the rate of one share of common stock for each $3.50 in face amount ($1.00) of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in face amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. Dividends in arrears on preferred stock at December 31, 1999 amounted to $360,000.

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the Company's president, in the amount of $3,750,000. The holder of Preferred Stock is the direct beneficiary and will be redeemed at the rate of $1.25 per share, in exchange for such shares. In addition, the Company maintains life insurance on certain officers aggregating $1,000,000, with the Company as the primary beneficiary.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to an officer bearing  interest at a rate of 6% per annum
in  the  amount  of  $26,556  and  $15,000  at  December   31,  1999  and  1998,
respectively.

In 1994, the Company's president established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during 1999 and 1998.

NOTE 6 - INCOME TAXES

For the year ended December 31, 1999, the Company utilized approximately $730,000 of its net operating loss carryfoward to offset taxes currently payable. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carryforwards for U.S. income tax purposes. The difference between net income for financial statement purposes and net income for income tax purposes is primarily due to unrealized gains of approximately $420,000 recognized for financial reporting purposes and not for income tax reporting purposes.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 - INCOME TAXES (continued)

As of December 31, 1999 and 1998, the Company had approximately $3,060,000 and $3,790,000, respectively in pretax U.S. net operating loss carryforwards, expiring through the year 2018. A portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code.

The deferred tax assets that result from such operating loss carryforwards of approximately $1,040,000 and $1,290,000 at December 31, 1999 and 1998,
respectively, have been fully reserved in the accompanying consolidated financial statements. During the years ended December 31, 1999 and 1998, the valuation allowance established against the net operating loss carryforwards decreased and increased by $250,000 and $277,000, respectively.

As of December 31, 1999 and 1998, the Company also had U.S. net capital loss carryforwards of approximately $277,000 and $282,000, respectively, which expire on December 31, 2002. The deferred tax asset of approximately $94,000 in 1999 and $96,000 in 1998, that results from the capital loss carryforward, has been fully reserved in the accompanying consolidated financial statements.

NOTE 7 - STOCK OPTIONS

In 1991, the Company adopted a stock option plan (the "Plan"). The aggregate number of shares of common stock which may be granted by the Company will not exceed a maximum of 1,000,000 shares during the period of the Plan. During 1998, the Company's shareholders voted to increase the shares available for grant to 2,000,000 shares.

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

Information with respect to all options is as follows:

                                     Long-term                                        Weighted-Average
                                     Incentive       Other                         Exercise       Exercise
                                       Plan         Options        Total         Price Range        Price
                                    ----------     ----------    ----------     --------------    ----------
Balances at December 31, 1997          898,359        242,200     1,140,559     $ 0.57 - 2.00     $     1.07

     Granted                            82,500             --        82,500     $ 0.14 - 0.38     $      .31
     Forfeited and reissued            (25,000)        25,000            --     $           --    $       --
                                    ----------     ----------    ----------     --------------    ----------
Balances at December 31, 1998          955,859        267,200     1,223,059     $ 0.14 - 2.00     $     1.02

     Granted                         1,041,482         20,000     1,061,482     $ 0.13 - 1.00     $     0.21
     Forfeited                        (411,859)            --      (411,859)                --            --
                                    ----------     ----------    ----------     --------------    ----------

Balances at December 31, 1999        1,585,482        287,200     1,872,682     $ 0.13 - 2.00     $     0.56
                                    ==========     ==========    ==========     ==============    ==========
Number of options exercisable at
     December 31, 1998                 475,024        249,200       724,224     $ 0.14 - 2.00     $     1.04
                                    ==========     ==========    ==========     ==============    ==========
Number of options exercisable at
     December 31, 1999               1,272,082        255,700     1,527,782     $ 0.13 - 2.00     $     0.55
                                    ==========     ==========    ==========     ==============    ==========

At December 31, 1999 and 1998 respectively, 414,518 and 1,044,141 share options were available for future grant under the Plan.

The following table summarizes additional information regarding all stock options outstanding at December 31, 1999.

                                                           Options Outstanding

                             Number       Weighted-Average   Weighted-Average          Number          Weighted-Average
                         Outstanding at       Remaining          Exercise           Exercisable at         Exercise
Exercise Prices        December 31, 1999  Contractual Life         Price          December 31, 1999          Price
---------------        -----------------  ----------------         -----          -----------------          -----
$0.13 - 0.38               1,043,982          6.4 years          $    .15               866,982            $    .15
$0.57 - 1.00                 470,200          5.9 years               .89               362,300                 .87
$1.02 - 1.50                 283,000          6.2 years              1.17               223,000                1.19
$1.56 - 2.00                  75,500          4.0 years              1.87                75,500                1.87
                           ---------                                                  ---------
                           1,872,682                                                  1,527,782

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 - STOCK OPTIONS (continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 1999 and 1998 consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                           1999          1998
Net income (loss)                    As reported      $ 1,152,749    $ (585,777)
                                     Pro forma        $ 1,060,032    $ (602,205)
Basic and diluted earnings (loss)    As reported      $       .09    $     (.08)
    per common share                 Pro forma        $       .08    $     (.08)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1999 and 1998: risk-free interest rate of 5.3% and 4.5%; no dividend yield; expected life of 5 years; and volatility of 84% for 1999 and 75% for 1998.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK, UNCERTAINTIES AND CONTINGENCIES

In the normal course of business, the Company's client activities through its clearing broker involve the execution, settlement, and financing of various client securities transactions. These activities may expose the Company to off-balance sheet risk. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities decline subsequent to December 31, 1999.

The Company's revenues are primarily derived from a percentage of the assets under management and performance fees based on the appreciation of those assets. Assets under management are impacted by both the extent to which the Company attracts new, or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. A downturn in general economic condition could cause investors to cease using the services of the Company.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (concluded)

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK, UNCERTAINTIES AND CONTINGENCIES (continued)

The Company's financial instruments, including cash receivables and deposits, are carried at amounts which approximate fair value. The Company's marketable securities are carried at the December 31, 1999 market value. Payables and other liabilities are carried at amounts which approximate fair value.

The Company has a substantial portion of its assets on deposit with banks and brokers. Assets deposited with banks and brokers are subject to credit risk. In the event of a bank's or broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

In connection with a late 1997 examination of the Company, the SEC raised certain issues regarding possible violations of the federal securities laws in connection with the private placement of debentures of Boston Restaurant Associates, Inc. The Company and the SEC are currently in settlement negotiations regarding this matter. Management of the Company does not expect the resolution of this matter to have any material effect on the Company's financial condition, results of operations or business.

Other than the foregoing, the Company is not a party in any material litigation, and management has no knowledge of any threatened material litigation against the Company.