Form 10QSB
period 2000-03-31
JORDAN AMERICAN HOLDINGS INC
filed 2000-05-15
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


            2155 Resort Drive, Suite 108, Steamboat Springs, CO 80487
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                 (970) 879-1189
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION

              Consolidated Balance Sheets                                3

              Consolidated Statements of Operations                      4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS

              Results of Operations                                     10

              Liquidity and Capital Resources                           11

              Risk Factors, Trends & Uncertainties                      11

                                     PART I.
                                     ITEM 1.
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 MARCH 31,      DECEMBER 31,
ASSETS                                                             2000             1999
                                                               ------------     ------------
CURRENT ASSETS
  Cash & cash equivalents                                      $  1,101,210     $    580,757
  Marketable securities                                           1,174,085          607,882
  Investment advisory fee receivable - net                          669,647          846,907
  Deposit with clearing broker                                       25,000           25,000
  Notes receivable - officers                                        37,054           26,556
  Prepaid expenses                                                   44,222           50,678
  Other receivable                                                   77,957          108,625
                                                               ------------     ------------
       Total current assets                                       3,129,175        2,246,405
                                                               ------------     ------------
FIXED ASSETS
   Property and equipment, at cost, net of accumulated
       depreciation and amortization of $141,330 and
       $133,005 respectively                                         79,904           88,229
                                                               ------------     ------------
OTHER ASSETS
  Boston Restaurant Debentures                                      500,000          500,000
  Strategic Options Limited Partnership                              27,058           27,058
  Note Receivable - Senior Yellow
        Pages, Inc.                                                 150,000                0
                                                               ------------     ------------
       Total other assets                                           677,058          527,058
                                                               ------------     ------------

TOTAL ASSETS                                                   $  3,886,137     $  2,861,692
                                                               ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $     21,808     $     29,418
  Accrued expenses                                                  447,380          299,847
  Deferred revenue                                                   61,990           35,300
  Software license payable                                           51,558           58,721
                                                               ------------     ------------
       Total current liabilities                                    582,736          423,286
                                                               ------------     ------------
STOCKHOLDERS' EQUITY
  8% cumulative, convertible, non-voting preferred stock
     $0.01 par valve; authorized 5,000,000 shares 3,000,000
     shares issued and outstanding                                   30,000           30,000
  Common Stock, $0.001 par value; authorized 20,000,000
     shares; 10,421,266 shares issued and outstanding at
     March 31, 2000 and December 31, 1999                            10,421           10,421
  Additional paid in capital                                      4,502,853        4,502,853
  Accumulated deficit                                            (1,239,873)      (2,104,868)
                                                               ------------     ------------
       Total stockholders' equity                                 3,303,401        2,438,406
                                                               ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  3,886,137     $  2,861,692
                                                               ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH  31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
REVENUES
  Commission income                                      $    130,478    $    128,437
  Investment advisory fees                                  1,128,129         270,633
  Realized equity gain from investing and trading                   0           2,332
  Unrealized equity gain from investing and trading           225,189          19,548
                                                         ------------    ------------
       Total revenues                                       1,483,796         420,950

Selling, general and administrative expenses                  655,764         339,125
                                                         ------------    ------------

       Operating income (loss)                                828,032          81,825
                                                         ------------    ------------
Other income (expenses):
  Interest and dividend income                                 32,365          30,059
  Other income                                                  4,595          30,322
                                                         ------------    ------------

       Total other income (expense), net                       36,960          60,381
                                                         ------------    ------------

       Net income (loss)                                      864,992         142,206

Dividends on preferred stock                                   60,000          60,000
                                                         ------------    ------------

     Net income (loss) attributable to common stock      $    804,992    $     82,206
                                                         ============    ============

Basic earnings (loss) per common share                   $       0.08    $       0.01
                                                         ============    ============

Diluted earnings (loss) per common share                 $       0.08    $       0.01
                                                         ============    ============

Weighted-average number of common shares outstanding:

     Basic                                                 10,421,266      10,421,266
                                                         ============    ============

     Diluted                                               10,421,266      10,421,266
                                                         ============    ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           FOR THREE MONTHS ENDED MARCH 31,
                                                                2000             1999
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    864,992     $    142,206

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation                                                  8,325            5,826
     Unrealized (gain) loss from investing and trading          (225,189)         (19,548)
     Realized (gain) loss from investing and trading                   0           (2,332)
     Changes in operating assets and liabilities:
          Investment advisory fee receivable - net               177,259          (76,549)
          Marketable securities                                 (341,014)               0
          Prepaid expenses                                         6,457           (3,782)
          Other receivable                                        30,669           93,911
          Notes receivable - officers                            (10,497)               0
          Accounts payable and accrued expenses                  139,924          (41,112)
          Deferred revenue                                        26,690              529
          Software license payable                                (7,163)          72,290
                                                            ------------     ------------
               Net cash provided by operating activities         670,453          171,439
                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate stock - restricted                             0          (56,250)
Investment in Senior Yellow Pages, Inc.                         (150,000)               0
Sale of IMPACT Management Growth Portfolio                             0           57,092
Capital expenditures                                                   0          (66,000)
                                                            ------------     ------------

               Net cash used in investing activities            (150,000)         (65,158)
                                                            ------------     ------------

               Net increase in cash and cash equivalents         520,453          106,281

Cash and cash equivalents, beginning of period                   580,757          495,622
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,101,210     $    601,903
                                                            ============     ============

Supplemental disclosure of cash flow information:
     Interest paid                                          $      1,120     $      1,666
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

As investment advisor of the Portfolio, the Company receives an annual investment advisory fee equal to 1.25% of the Portfolio's average daily net assets. Of this amount, 60 basis points is paid to the sub advisor of the Portfolio.

NOTE 3 - NOTES RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 12% for 1999 and 14% thereafter.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - NOTES RECEIVABLE (CONTINUED)

Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at March 31, 2000 and 1999. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

The Company provided "angel" financing through a convertible subordinated bridge note to Senior Yellow Pages, Inc. and its affiliates (SYP), an internet based eldercare infomediary. The principal balance of the note is due and payable upon the earlier of (1) the receipt by SYP or any affiliate of aggregate gross proceeds of at least $1,000,000 raised in an offering (the "First Round Financing") of SYP's Series A Convertible Preferred Stock or (2) redemption in cash on or prior to January 30, 2001.

As an inducement to the company providing bridge financing to SYP, SYP agreed to issue to the company a 4% equity interest in SYP on a fully diluted basis, through future rounds of private financing.

The note bears interest at a rate of 10% per annum.

NOTE 4 - STOCKHOLDERS' EQUITY

At March 31, 2000 and December 31, 1999, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $2.50 per share expiring June 5, 2000. The Company also has outstanding Underwriter Warrants related to the initial public offering entitling the Company's president to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $3.00 per share) of the Company at a price of $12.90 per unit expiring at dates ranging from September 27, 2000 to January 8, 2001.

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

shares of common stock was given to the Company to distribute to the preferred shareholder by three officers of the Company for no additional consideration.

The preferred stock is convertible at the rate of one share of common stock for each $3.50 in face amount ($1.00) of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in face amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. Semi-annual dividends in arrears on preferred stock at March 31, 2000 amounted to $360,000.

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the Company's president, in the amount of $3,750,000. The holder of the preferred stock is the direct beneficiary and will be redeemed at the rate of $1.25 per share, in exchange for such shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to two officers bearing interest at a rate of 8% per annum in the amount of $37,054 and $26,556 at March 31, 2000 and 1999, respectively.

In 1994, the Company's president established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during the first quarter of 2000 and 1999.

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK, UNCERTAINTIES AND CONTINGENCIES

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK, UNCERTAINTIES AND CONTINGENCIES (CONTINUED)

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities decline subsequent to March 31, 2000.

The Company's revenues are primarily derived from a percentage of the assets under management and performance fees based on the appreciation of those assets. Assets under management are impacted by both the extent to which the Company attracts new, or loses existing, clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. A downturn in general economic condition could cause investors to cease using the services of the Company.

The Company's financial instruments, including cash receivables and deposits, are carried at amounts which approximate fair value. The Company's marketable securities are carried at the March 31, 2000 market value. Payables and other liabilities are carried at amounts which approximate fair value.

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

These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements which are included in the Company's 1999 Form 10-KSB which is contained in the Company's 1999 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 2155 Resort Drive, Suite 108, Steamboat Springs, Colorado, 80487, (970) 879-1189; Fax: (970) 879-1272; E-mail: info@jahi.com

                                 PART 1, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

Safe Harbor for Forward-Looking Statements

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

Results of Operations

The Company's net income for the three months ended March 31, 2000, of $864,922 is 608% greater than its net income of $142,206 for the same period in 1999. This increase stems from higher revenues from performance fee based managed accounts. The Company had net income attributable to common stock for the three months ended March 31, 2000 of $804,992 or $0.08 per common share compared to $82,206 or $0.01 per common share for the same period in 1999.

From February 1993 until June 30, of 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum, to the extent permitted by Florida law. There were no payments in 1999, and there are currently no projected annual payments for 2000. Nonetheless, net income attributable to common stock for the period reflects the dividends on the cumulative preferred stock. Dividends in arrears as of December 31, 1999 were $240,000.

For the three months ended March 31, 2000, revenues totaled $1,483,796 compared to revenues of $420,950 for the same period in 1999, an increase of approximately 252%. This increase is due primarily to significantly increased revenues from performance fee based managed accounts and in unrealized equity gains from investing and trading.

Investment advisory fees increased for the three months ended March 31, 2000, to $1,128,129 from $270,633 for the same period in 1999, an increase of approximately 317%. This increase is due primarily to higher revenues from performance fee based managed accounts. Those revenues were fueled by exceptional management performance results in those accounts.

Unrealized equity gains from investing and trading increased for the three months ended March 31, 2000 to $225,189 from $19,548 for the same period in 1999, an increase of approximately 1052%. This increase is due primarily to significantly higher valuation amounts at March 31, 2000 for two of the Company's holdings compared to the previous year.

                                 PART 1, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                                   (CONTINUED)

Total other income was $36,960 for the three months ended March 31, 2000, compared to $60,381 for the same period in 1999. This decrease was primarily due to the receipt of a one-time reimbursement of fees in the previous year.

Selling, General, and Administrative ("SG&A") expenses of $655,764 were incurred during the three month period ended March 31, 2000, compared to similar SG&A expenses of $339,125 for the same period in 1999, a increase of approximately 93%. SG&A expenses were higher due primarily to an increase in fees due to investment advisory representatives, which stem from an increase in the investment advisory fee revenues.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash and cash equivalents of $1,101,210 versus $580,757 at December 31, 1999. This increase was due primarily to the net income for the three months ended March 31, 2000 and the net income from the previous three quarters.

Accounts payable and accrued expenses were $21,808 and $447,380 respectively at March 31, 2000, compared to $29,418 and $299,847 respectively at December 31, 1999. The increase in accrued expenses is primarily due to the increased fees due investment advisory representatives. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided by operating activities for the three months ended March 31, 2000, were $670,453 compared to $171,439 for the same period in 1999 due primarily to changes in net income for the three month ended March 31, 2000.

During the three month period ended March 31, 1999 the Company acquired 45,000 shares of restricted stock through a private placement from The Internet Advisory Corporation at $1.25 per share. This investment was restricted and could not be sold until March, 2000. The market value of The Internet Advisory Corporation's common stock was $2.59 per share at May 12, 2000.

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

                                 PART 1, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                                   (CONTINUED)

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


                                        JORDAN AMERICAN HOLDINGS, INC.



Dated: May 15, 2000                     By: /s/  Wallace Neal Jordan
                                            -------------------------
                                            Wallace Neal Jordan
                                            Chief Executive Officer

Dated: May 15, 2000                     By: /s/ A.J. Elko
                                            -------------------------
                                            A.J. Elko
                                            Chief Financial Officer