Form 10QSB
period 2000-06-30
JORDAN AMERICAN HOLDINGS INC
filed 2000-08-14
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                       OR
     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the Transition Period From_____________ to_____________

                         Commission File Number 0- 18974

                         Jordan American Holdings, Inc.
                          -----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

          Consolidated Balance Sheets.......................................   3

          Consolidated Statements of Operations.............................   4

          Consolidated Statements of Cash Flows.............................   5

          Notes to Consolidated Financial Statements........................   6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

          Results of Operation..............................................  10

          Liquidity and Capital Resources...................................  12

          Risk Factors, Trends & Uncertainties..............................  12

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              JUNE 30,       DECEMBER 31,
A S S E T S                                                     2000             1999
                                                            ------------     ------------
CURRENT ASSETS
  Cash & cash equivalents                                   $  1,304,971     $    580,758
  Marketable securities                                          697,676          607,882
  Investment advisory fee receivable - net                       271,934          846,907
  Deposit with clearing broker                                    25,000           25,000
  Notes receivable - officer                                      58,428           26,556
  Prepaid expenses                                                54,994           50,678
  Other receivable                                                83,569          108,625
                                                            ------------     ------------
       Total current assets                                    2,496,572        2,246,406
                                                            ------------     ------------
FIXED ASSETS
   Property and equipment, at cost, net of
       accumulated depreciation and amortization
       of $149,682 and $133,005 respectively                      72,876           88,228
                                                            ------------     ------------
OTHER ASSETS
  Notes receivable                                               650,000          500,000
  Strategic Options Limited Partnership                               --           27,058
                                                            ------------     ------------
       Total other assets                                        650,000          527,058
                                                            ------------     ------------

TOTAL ASSETS                                                $  3,219,448     $  2,861,692
                                                            ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $    199,353     $    329,265
  Deferred revenue                                                38,576           35,300
  Software license payable                                        44,252           58,721
                                                            ------------     ------------
       Total current liabilities                                 282,181          423,286
                                                            ------------     ------------
STOCKHOLDERS' EQUITY
  8% cumulative, convertible, non-voting preferred stock
    $0.01 par value, $1.00 liquidation value; authorized
    5,000,000 shares 3,000,000 shares issued and
    outstanding                                                   30,000           30,000
  Common Stock, $0.001 par value; authorized 20,000,000
    shares; 10,421,266 shares issued and outstanding at
    June 30, 2000 and December 31, 1999                           10,421           10,421
  Additional paid in capital                                   4,502,853        4,502,853
  Accumulated deficit                                         (1,606,007)      (2,104,868)
                                                            ------------     ------------
       Total stockholders' equity                              2,937,267        2,438,406
                                                            ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  3,219,448     $  2,861,692
                                                            ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    FOR THE                           FOR THE
                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                         -----------------------------     -----------------------------
                                                             2000             1999             2000             1999
                                                         ------------     ------------     ------------     ------------
REVENUES
  Commission income                                      $     10,767     $     48,054     $    141,245     $    176,491
  Investment advisory fees                                    500,966          232,743        1,629,095          503,376
  Realized equity gain (loss) from investing
    and trading                                                (5,322)              --           (5,322)           2,332
                                                         ------------     ------------     ------------     ------------
       Total Revenues                                         506,411          280,797        1,765,018          682,199

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  424,755          356,696        1,080,519          695,821
                                                         ------------     ------------     ------------     ------------

       Operating income (loss)                                 81,656          (75,899)         684,499          (13,622)
                                                         ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSES):
  Interest and dividend income                                 38,067           20,808           70,432           50,867
  Other income                                                  4,404            4,494            8,998           34,816
  Unrealized equity gain (loss) from investing
    and trading                                              (476,292)          15,207         (251,102)          34,755
                                                         ------------     ------------     ------------     ------------
      Total Other Income(Expense), Net                       (433,821)          40,509         (171,672)         120,438
                                                         ------------     ------------     ------------     ------------

 NET INCOME (LOSS) BEFORE INCOME TAXES                       (352,165)         (35,390)         512,827          106,816

Provision for income taxes                                     13,968               --           13,968               --
                                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                        $   (366,133)    $    (35,390)    $    498,859     $    106,816
                                                         ============     ============     ============     ============
Basic earnings attributable to common stock
  per common share                                       $      (0.04)    $      (0.01)    $       0.04     $       0.00
                                                         ============     ============     ============     ============
Diluted earnings attributable to common stock
  per common share                                       $      (0.04)    $      (0.01)    $       0.04     $       0.00
                                                         ============     ============     ============     ============
Weighted-average number of common shares outstanding:
     Basic                                                 10,421,266       10,421,266       10,421,266       10,421,266
                                                         ============     ============     ============     ============
     Diluted                                               10,421,266       10,421,266       10,421,266       10,421,266
                                                         ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                2000             1999
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    498,859     $    106,816

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                 16,677           11,678
     Unrealized (gain) loss from investing and trading           251,102          (34,756)
     Realized (gain) loss from investing and trading               5,322           (2,332)
     Changes in operating assets and liabilities:
          Investment advisory fee receivable - net               574,973          (20,524)
          Marketable securities                                 (319,161)              --
          Prepaid expenses                                        (4,315)         (61,089)
          Other receivable                                        25,057           (4,548)
          Notes receivable - officers                            (31,872)            (675)
          Accounts payable and accrued expenses                 (129,911)           2,333
          Deferred revenue                                         3,276           (8,222)
          Software license payable                               (14,469)          56,688
                                                            ------------     ------------

               Net cash provided by operating activities         875,538           45,369
                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate stock - restricted                            --          (56,250)
Investment in Senior Yellow Pages, Inc.                         (150,000)              --
Sale of IMPACT Management Growth Portfolio                            --           57,092
Capital expenditures                                              (1,325)         (67,017)
                                                            ------------     ------------

               Net cash used in investing activities            (151,325)         (66,175)
                                                            ------------     ------------

               Net increase in cash and cash equivalents         724,213          (20,806)

Cash and cash equivalents, beginning of period                   580,758          495,622
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,304,971     $    474,816
                                                            ============     ============

Supplemental disclosure of cash flow information:
     Interest paid                                          $      2,097     $      2,337
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

NOTE 3 - NOTES RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 14% for 2000 and thereafter.

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

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at June 30, 2000 and 1999. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

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

As an inducement to the Company providing bridge financing to SYP, SYP agreed to issue to the Company a 4% equity interest in SYP, on a fully diluted basis through future rounds of private financing.

The note bears interest at a rate of 10% per annum.

NOTE 4 - STOCKHOLDERS' EQUITY

At June 30, 2000 and December 31, 1999, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock with a current exercise price of $0.50 per share and a current expiration date of June 5, 2010. The Company also has outstanding Underwriter Warrants related to the initial public offering entitling the holder to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $0.60 per share) of the Company at a price of $2.58 per unit expiring at dates ranging from September 27, 2010 to January 8, 2011.

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

shares of common stock were given to the Company to distribute to the preferred shareholder by three officers of the Company for no additional consideration.

The preferred stock is convertible at the rate of one share of common stock for each $3.50 in face amount ($1.00) of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in face amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. Semi-annual dividends in arrears on preferred stock at June 30, 2000 amounted to $480,000.

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the Company's president, in the amount of $3,750,000. The holder of the preferred stock is the direct beneficiary and will be redeemed at the rate of $1.25 per share, in exchange for such shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to an officer bearing interest at a rate of 10% per annum in the amount of $58,428 and $26,556 at June 30, 2000 and December 31, 1999, respectively.

In 1994, the Company's president established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during the first and second quarters of 2000 and 1999.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK, UNCERTAINTIES AND CONTINGENCIES (CONTINUED)

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities decline subsequent to June 30, 2000.

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

The Company's financial instruments, including cash receivables and deposits, are carried at amounts which approximate fair value. The Company's marketable securities are carried at the June 30, 2000 market value. Payables and other liabilities are carried at amounts which approximate fair value.

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

These interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles. Such interim period consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements that are included in the Company's 1999 Form 10-KSB, which is contained in the Company's 1999 Annual Report to shareholders and is available without charge upon request to JAHI Investor Relations, 2155 Resort Drive, Suite 108, Steamboat Springs, Colorado, 80487, (970) 879-1189; Fax: (970) 879-1272; E-mail: info@jahi.com

                                 PART 1, ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

JAHI's assets under management were $55.1 million as of June 30, 2000, compared to $77.2 million under management on March 31, 2000. The net $22.1 million change in assets under management during the quarter resulted from investment losses of $21.6 million and negative cash flow of $0.5 million.

                        THREE MONTHS ENDED JUNE 30, 2000
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

The Company had a net loss for the three months ended June 30, 2000, of ($366,133) or ($0.04) per common share compared to a net loss of ($35,390) or ($0.01) per common share for the same period in 1999. Basic and diluted earnings per common share for the three months ended June 30, 2000 and 1999 includes dividends in arrears on the Company's outstanding preferred stock of $60,000 for each period.

The increase in net loss for this period compared to the same period last year stems primarily from a substantial increase in unrealized equity losses during this period. These losses stem primarily from significant changes in the market value of two equity securities held within the Company's portfolio during this period.

The Company had operating income of $81,656 for the three months ended June 30, 2000 compared to an operating loss of ($75,899) for the same period in 1999.
This increase is primarily due to total revenue being significantly higher during this period when compared to the same quarter last year.

For the three months ended June 30, 2000, revenues totaled $506,411 compared to revenues of $280,797 for the same period in 1999, an increase of approximately 81% due primarily to significantly increased revenues from investment advisory fees.

Advisory fee revenue increased for the three months ended June 30, 2000, to $500,966 compared to $232,743 for the same period in 1999, an increase of approximately 116% due primarily to increased revenues from performance fee based managed accounts.

Commission income decreased for the three months ended June 30, 2000, to $10,767 compared to $48,054 for the same period in 1999, a decrease of approximately 78% due primarily to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $424,755 were incurred during the three month period ended June 30, 2000, compared to similar SG&A expenses of $356,696 for the same period in 1999. This increase of approximately 19% was due primarily to higher selling expenses during this period resulting from higher fees paid out to sales representatives.

Total other income (expenses) was ($433,821) for the three months ended June 30, 2000, compared to $40,509 for the same period in 1999. This change was primarily due to significantly higher unrealized equity losses in the second quarter of 2000.

                         SIX MONTHS ENDED JUNE 30, 2000
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

The Company had net income for the six months ended June 30, 2000, of $498,859 or $0.04 per common share compared to net income of $106,816 or $0.00 per common share for the same period in 1999. Basic and diluted earnings per common share for the six months ended June 30, 2000 and June 30, 1999 includes dividends in arrears of $120,000 for each period. Total dividends in arrears on the Company's outstanding preferred stock as of June 30, 2000 were $480,000 including dividends in arrears of $360,000 as of December 31, 1999. There are currently no projected annual payments for 2000.

The net income for this period compared to the net income for the same period last year stems primarily from higher revenues from performance fee based managed accounts.

The Company had operating income of $684,499 for the six months ended June 30, 2000 compared to an operating loss of ($13,622) for the same period in 1999.
This increase is primarily due to total revenue being significantly higher during this period when compared to the same period last year.

For the six months ended June 30, 2000, revenues totaled $1,765,018 compared to revenues of $682,199 for the same period in 1999, an increase of approximately 159%. The increase in revenue can be primarily attributed to an increase in advisory fees.

Revenues from advisory fees for the six months ended June 30, 2000 totaled $1,629,095 compared to revenues from the same source of $503,376 for the same period in 1999, an increase of approximately 224% due primarily to increased revenues from performance fee based managed accounts.

Revenues from commissions decreased approximately 20% for the six months ended June 30, 2000 compared to the same period in 1998 primarily due to less trading activity.

SG&A expenses totaled $1,080,519 during the six months ended June 30, 2000 compared to $695,821 in selling, general and administrative expenses for the same period in 1999. The net $384,698 increase in SG&A expenses primarily from higher fees paid out to sales representatives during this period.

Total other income (expenses) was ($171,672) for the six months ended June 30, 2000 compared to $120,438 for the same period in 1999. This decrease was primarily due to the higher unrealized equity losses in the second quarter of 2000.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $1,304,971 versus $580,758 at December 31, 1999. This increase was due primarily to the net income for the six months ended June 30, 2000 and changes in the investment advisory fee receivable.

Accounts payable and accrued expenses were $199,353 at June 30, 2000, compared to $329,265 at December 31, 1999. The decrease in accounts payable and accrued expenses is primarily due to lower accruals for actual expenses incurred on fees paid out to sales representatives for the quarter ended June 30, 2000 compared to those fees accrued for the quarter ended December 31, 1999. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided by operating activities for the six months ended June 30, 2000, were $875,538 compared to $45,369 for the same period in 1999 due primarily to changes in net income for the six months ended June 30, 2000 and the changes in the investment advisory fee receivable. Cash flows provided by (used in) investing activities for the six months ended June 30, 2000, were ($151,325) compared to ($66,175) for the same period in 1999 due primarily to the investment made in Senior Yellow Pages, Inc. in the first quarter of 2000.

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

                                        JORDAN AMERICAN HOLDINGS, INC.

Dated: August 14, 2000                  By: /s/  Wallace Neal Jordan
                                            -------------------------
                                            Wallace Neal Jordan
                                            Chief Executive Officer

Dated: August 14, 2000                  By: /s/ A.J. Elko
                                            -------------
                                            A.J. Elko
                                            Chief Financial Officer