Form 10QSB
period 2000-09-30
JORDAN AMERICAN HOLDINGS INC
filed 2000-11-14
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the Transition Period From ___________ to___________

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

                                 (970) 879-1189
                         (Registrant's telephone number)

          1875 Ski Time Square, Suite One, Steamboat Springs, CO 80487
          ------------------------------------------------------------
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1 FINANCIAL INFORMATION                                                PAGE

          Consolidated Balance Sheets.....................................     3

          Consolidated Statements of Operations...........................     4

          Consolidated Statements of Cash Flows...........................     5

          Notes to Consolidated Financial Statements......................     6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

          Results of Operations...........................................    10

          Liquidity and Capital Resources.................................    12

          Risk Factors, Trends & Uncertainties............................    12

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     SEPTEMBER 30,  DECEMBER 31,
A S S E T S                                               2000          1999
                                                      -----------   -----------
CURRENT ASSETS
  Cash & cash equivalents                             $   870,655   $   580,758
  Marketable securities                                 1,216,268       607,882
  Investment advisory fee receivable - net                563,010       846,907
  Deposit with clearing broker                             25,000        25,000
  Notes receivable - officer                               56,044        26,556
  Prepaid expenses                                         92,176        50,678
  Other receivable                                         51,642       108,625
                                                      -----------   -----------
       Total current assets                             2,874,795     2,246,406
                                                      -----------   -----------
FIXED ASSETS
   Property and equipment, at cost, net of
       accumulated depreciation and amortization
       of $158,811 and $133,005 respectively               82,497        88,228
                                                      -----------   -----------
OTHER ASSETS
  Notes receivable                                        650,000       500,000
  Strategic Options Limited Partnership                        --        27,058
                                                      -----------   -----------
       Total other assets                                 650,000       527,058
                                                      -----------   -----------

TOTAL ASSETS                                          $ 3,607,292   $ 2,861,692
                                                      ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses               $   385,273   $   329,265
  Deferred revenue                                         48,079        35,300
  Software license payable                                 36,799        58,721
                                                      -----------   -----------
       Total current liabilities                          470,151       423,286
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
  8% cumulative, convertible, non-voting preferred
     stock $0.01 par value, $1.00 liquidation
     value; authorized 5,000,000 shares 3,000,000
     shares issued and outstanding                         30,000        30,000
  Common Stock, $0.001 par value; authorized
     20,000,000 shares; 10,421,266 shares issued
     and outstanding at September 30, 2000 and
     December 31, 1999                                     10,421        10,421
  Additional paid in capital                            4,502,853     4,502,853
  Deficit                                              (1,406,133)   (2,104,868)
                                                      -----------   -----------
       Total stockholders' equity                       3,137,141     2,438,406
                                                      -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 3,607,292   $ 2,861,692
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            FOR THE                          FOR THE
                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -----------------------------     -----------------------------
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
REVENUES
  Commission income                              $     38,637     $     42,072     $    179,882     $    218,563
  Investment advisory fees                            896,117          400,702        2,525,212          904,077
  Realized (loss) from trading                             --           (3,215)          (5,322)            (883)
                                                 ------------     ------------     ------------     ------------
       Total Revenues                                 934,754          439,559        2,699,772        1,121,757

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          697,081          353,783        1,777,608        1,049,603
                                                 ------------     ------------     ------------     ------------

       Operating income                               237,673           85,776          922,164           72,154
                                                 ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
  Interest and dividend income                         40,739           21,252          111,171           72,119
  Other income                                          3,928           11,233           12,926           46,048
  Unrealized gain (loss) from trading                 (57,274)          31,238         (308,376)          65,993
                                                 ------------     ------------     ------------     ------------
      Total Other Income (Expense), net               (12,607)          63,723         (184,279)         184,160
                                                 ------------     ------------     ------------     ------------

NET INCOME BEFORE INCOME TAXES                        225,066          149,499          737,885          256,314
   Provision for income taxes                          25,185               --           39,153
                                                 ------------     ------------     ------------     ------------
NET INCOME                                            199,881          149,499          698,732          256,314
                                                 ============     ============     ============     ============

Basic earnings attributable to common stock
  per common share                               $       0.01     $       0.01     $       0.05     $       0.01
                                                 ============     ============     ============     ============

Diluted earnings attributable to common stock
  per common share                               $       0.01     $       0.01     $       0.05     $       0.01
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
                                                 ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2000             1999
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    698,732     $    256,314

Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                 25,806           17,598
     Unrealized (gain) loss from trading                         308,376          (65,993)
     Realized (gain) loss from trading                             5,322              883
     Changes in operating assets and liabilities:
          Trading marketable securities                         (895,026)         106,898
          Investment advisory fee receivable - net               283,897         (151,237)
          Prepaid expenses                                       (41,497)         (27,921)
          Other receivable                                        56,985           58,203
          Notes receivable - officers                            (29,488)         (11,049)
          Accounts payable and accrued expenses                   56,008          (10,083)
          Deferred revenue                                        12,779            7,019
          Software license payable                               (21,922)          49,803
                                                            ------------     ------------

               Net cash provided by operating activities         459,972          230,435
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate stock - restricted                            --          (56,250)
Investment in Senior Yellow Pages, Inc.                         (150,000)              --
Sale of IMPACT Management Growth Portfolio                            --           57,092
Capital expenditures                                             (20,075)         (70,218)
                                                            ------------     ------------

               Net cash used in investing activities            (170,075)         (69,376)

               Net increase in cash and cash equivalents         289,897          161,059

Cash and cash equivalents, beginning of period                   580,758          495,622
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    870,655     $    656,681
                                                            ============     ============

Supplemental disclosure of cash flow information:
     Interest paid                                          $      2,927     $      4,597
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

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation. In the opinion of management, the interim financial statements contain all adjustments necessary to present fairly the financial position of the Company.

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed Impact Management Investment Trust (the Trust), which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Total Return Portfolio (Portfolio) is the initial Series of the Trust. JAHI is the investment advisor of the Trust and IFNI is the Portfolio primary distributor of the Trust.

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

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at September 30, 2000 and 1999. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At September 30, 2000 and December 31, 1999, the Company had stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock with a current exercise price of $0.50 per share and a current expiration date of June 5, 2010. The Company also has outstanding Underwriter Warrants related to the initial public offering entitling the holder to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $0.60 per share) of the Company at a price of $2.58 per unit expiring at dates ranging from September 27, 2010 to January 8, 2011.

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

The preferred stock is convertible at the rate of one share of common stock for each $3.50 in face amount of the preferred stock converted. If at any time the closing bid price of the common stock for the period of thirty consecutive trading days exceeds $5.25 per share, then, in such event, the Company may, upon 30 days written notice, automatically convert the preferred stock to common stock at the rate of $3.50 in face amount of the shares converted. The preferred stock has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. Semi-annual dividends in arrears on preferred stock at September 30, 2000 amounted to $540,000.

In connection with the preferred stock offering, the Company obtained "key man" life insurance on the Company's president, in the amount of $3,750,000. The holder of the preferred stock is the direct beneficiary and would be redeemed at the rate of $1.25 per share, in exchange for such shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to an officer bearing interest at a rate of 10% per annum in the amount of $56,044 and $26,556 at September 30, 2000 and December 31, 1999, respectively.

In 1994, the Company's president established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during the first three quarters of 2000 and 1999.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISK,
         UNCERTAINTIES AND CONTINGENCIES (CONTINUED)

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities decline subsequent to September 30, 2000.

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

The Company's financial instruments, including cash, receivables and deposits, are carried at amounts which approximate fair value. The Company's marketable securities are carried at the September 30, 2000 market value. Payables and other liabilities are carried at amounts which approximate fair value.

The Company has a substantial portion of its assets on deposit with banks and brokers. Assets deposited with banks and brokers are subject to credit risk. In the event of bank's or broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

In connection with a late 1997 examination of the Company, the SEC raised certain issues regarding possible violations of the federal securities laws in connection with the private placement of debentures of Boston Restaurant Associates, Inc. The matter has not been resolved and to the Company's knowledge the investigation is ongoing. Management of the Company does not expect resolution of this matter to have any material effect on the Company's financial condition, results of operations or business.

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

Results of Operations

JAHI's assets under management were $58.0 million as of September 30, 2000, compared to $53.0 million under management on June 30, 2000. The net $5.0 million change in assets under management during the quarter resulted from investment gains of $2.7 million and positive net client cash inflow of $2.3 million.

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company had a net income for the three months ended September 30, 2000, of $199,881 or $0.01 per common share compared to a net income of $149,499 or $0.01 per common share for the same period in 1999. Basic and diluted earnings per common share for the three months ended September 30, 2000 and 1999 includes dividends in arrears on the Company's outstanding preferred stock of $60,000 for each period.

The increase in net income for this period compared to the same period last year stems primarily from higher revenues from performance fee based managed accounts during this period.

The Company had operating income of $237,673 for the three months ended September 30, 2000 compared to an operating income of $85,776 for the same period in 1999. This increase is primarily due to total revenue being significantly higher during this period when compared to the same quarter last year.

For the three months ended September 30, 2000, revenues totaled $934,754 compared to revenues of $439,559 for the same period in 1999, an increase of approximately 113% due primarily to significantly increased revenues from investment advisory fees.

Advisory fee revenue increased for the three months ended September 30, 2000, to $896,117 compared to $400,702 for the same period in 1999, an increase of approximately 123% due primarily to increased revenues from performance fee based managed accounts.

Commission income decreased for the three months ended September 30, 2000, to $38,637 compared to $42,072 for the same period in 1999, a decrease of approximately 8% due primarily to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $697,081 were incurred during the three month period ended September 30, 2000, compared to similar SG&A expenses of $353,783 for the same period in 1999. This increase of approximately 97% was due primarily to higher selling expenses during this period resulting from higher fees paid out to sales representatives.

Total other income (expenses) was ($12,607) for the three months ended September 30, 2000, compared to $63,723 for the same period in 1999. This change was primarily due to unrealized equity losses in the third quarter of 2000.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company had net income for the nine months ended September 30, 2000, of $698,732 or $0.05 per common share compared to net income of $256,314 or $0.01 per common share for the same period in 1999. Basic and diluted earnings per common share for the nine months ended September 30, 2000 and September 30, 1999 includes dividends in arrears of $180,000 for each period. Total dividends in arrears on the Company's outstanding preferred stock as of September 30, 2000 were $540,000 including dividends in arrears of $360,000 as of December 31, 1999. There are currently no projected dividend payments for 2000.

The net income for this period compared to the net income for the same period last year stems primarily from substantially higher revenues from performance fee based managed accounts.

The Company had operating income of $922,164 for the nine months ended September 30, 2000 compared to an operating income of $72,154 for the same period in 1999. This increase is primarily due to total revenue being significantly higher during this period when compared to the same period last year.

For the nine months ended September 30, 2000, revenues totaled $2,699,772 compared to revenues of $1,121,757 for the same period in 1999, an increase of approximately 140%. The increase in revenue can be primarily attributed to an increase in advisory fees.

Revenues from advisory fees for the nine months ended September 30, 2000 totaled $2,525,212 compared to revenues from the same source of $904,077 for the same period in 1999, an increase of approximately 179% due primarily to increased revenues from performance fee based managed accounts.

Revenues from commissions decreased approximately 17% for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to less trading activity.

SG&A expenses totaled $1,777,608 during the nine months ended September 30, 2000 compared to $1,049,603 in selling, general and administrative expenses for the same period in 1999. The net $728,005 increase in SG&A expenses resulted primarily from higher fees paid out to sales representatives during this period and bonus accruals tied to investment advisory fee revenue.

Total other income (expenses) was ($184,279) for the nine months ended September 30, 2000 compared to $184,160 for the same period in 1999. This decrease was primarily due to unrealized equity losses of ($308,376) for the nine months ended September 30, 2000 compared to unrealized equity gains of $65,993 for the same period last year.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents of $870,655 versus $580,758 at December 31, 1999. This increase was due primarily to the net income for the nine months ended September 30, 2000.

Accounts payable and accrued expenses were $385,273 at September 30, 2000, compared to $329,265 at December 31, 1999. The increase in accounts payable and accrued expenses is primarily due to higher accruals for actual expenses incurred on fees paid out to sales representatives, provisions for income tax and bonus accruals for the nine months ended September 30, 2000 compared to those fees accrued for the year ended December 31, 1999. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided by operating activities for the nine months ended September 30, 2000, were $459,972 compared to $230,435 for the same period in 1999 due primarily to changes in net income for the nine months ended September 30, 2000. Cash flows provided by (used in) investing activities for the nine months ended September 30, 2000, were ($170,075) compared to ($69,376) for the same period in 1999 due primarily to the investment made in Senior Yellow Pages, Inc. in the first quarter of 2000.

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

In connection with a late 1997 examination of the Company, the SEC raised certain issues regarding possible violations of the federal securities laws in connection with the private placement of debentures of Boston Restaurant Associates, Inc. The matter has not been resolved and to the Company's knowledge the investigation is ongoing. Management of the Company does not expect the resolution of this matter to have any material effect on the Company's financial condition, results of operations or business.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JORDAN AMERICAN HOLDINGS, INC.

Dated: November 14, 2000                By: /s/  Wallace Neal Jordan
                                            -------------------------
                                            Wallace Neal Jordan
                                            Chief Executive Officer

Dated:  November 14, 2000               By: /s/ A.J. Elko
                                            -------------
                                            A.J. Elko
                                            Chief Financial Officer