Form 10QSB
period 2001-03-31
JORDAN AMERICAN HOLDINGS INC
filed 2001-05-15
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From_____________ to_____________

                         Commission File Number 0- 18974

                         Jordan American Holdings, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                       65-0142815
                  ---------                                     ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

           300 West Vine Street, Suite 206, Lexington, Kentucky 40507
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (859) 254-2240
                         (Registrant's telephone number)

            2155 Resort Drive, Suite 108, Steamboat Springs, CO 80487
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, 10,421,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

            Consolidated Balance Sheets........................................3

            Consolidated Statements of Operations..............................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.........................6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

            Results of Operations.............................................10

            Liquidity and Capital Resources...................................11

            Risk Factors, Trends & Uncertainties..............................11

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS', INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,      DECEMBER 31,
                 A S S E T S                                                      2001             2000
                                                                              -----------------------------
CURRENT ASSETS                                                                 (Unaudited)
  Cash & cash equivalents                                                     $    602,993     $  1,029,173
  Marketable Securities at market value                                            265,414          328,609
  Investment advisory fee - net                                                    191,773          195,253
  Deposit with clearing broker                                                      25,000           25,000
  Receivable from officers                                                          59,195           61,697
  Prepaid expenses                                                                  83,866           62,025
  Other receivable                                                                  66,293           57,574
                                                                              -----------------------------
       Total current assets                                                      1,294,534        1,759,331
                                                                              -----------------------------
FIXED ASSETS
  Property & equipment - net of accumulated depreciation and
     amortization of $ 181,039 and $ 169,110                                       145,527          110,148
                                                                              -----------------------------
OTHER ASSETS
  Boston Restaurant Debentures                                                     500,000          500,000
  Senior Yellow Pages                                                              150,000          150,000
  Intangible Assets - Net of amortization of $ 2,474 and $939
     respectively                                                                   92,143           83,564
                                                                              -----------------------------
       Total Other Assets                                                          742,143          733,564
                                                                              -----------------------------
            TOTAL ASSETS                                                      $  2,182,204     $  2,603,043
                                                                              =============================
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $    128,661     $    166,162
  Deferred revenue                                                                  19,343           27,025
  Notes payable - officer                                                           10,672           26,166
  Software license payable                                                          21,444           29,197
                                                                              -----------------------------
       Total Current Liabilities                                                   180,120          248,550
                                                                              -----------------------------
STOCKHOLDERS EQUITY
 Variable rate, cumulative, convertible, non-voting preferred stock,
     $0.01 par value, $1.00 liquidation value, authorized 5,000,000 shares          35,000           35,000
 Common stock, $0.001 par value, authorized 20,000,000 shares:
     issued and outstanding 10,421,266 shares                                       10,421           10,421
  Additional Paid in Capital                                                     4,417,953        4,417,953
  Accumulated Deficit                                                           (2,461,290)      (2,108,881)
                                                                              -----------------------------
       Total Stockholders Equity                                                 2,002,084        2,354,493
                                                                              -----------------------------
Total Liabilities & Stockholders Equity                                       $  2,182,204     $  2,603,043
                                                                              =============================

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------
REVENUES
  Commission Income                                               $     18,594     $    130,478
  Investment advisory fees                                             125,120        1,128,129

  Tax and Business Service Fees                                         28,744               --
                                                                  ------------     ------------
       Total Revenue                                                   172,458        1,258,607

Selling, General and Administrative Expenses                           478,947          655,764
                                                                  ------------     ------------
       Operating income (loss)                                        (306,489)         602,843

Other Income (Expenses)
  Interest and dividend income                                          28,293           32,365

  Other income                                                             982            4,595
  Unrealized gain (Loss) from investing
      and trading marketable securities                                (75,195)         225,189
                                                                  ------------     ------------

       Total Other Income & Expenses                                   (45,920)         262,149
                                                                  ------------     ------------
       Net Income (Loss) before income taxes                          (352,409)         864,992

Income tax provision                                                        --               --
                                                                  ------------     ------------

     Net Income (Loss)                                            $   (352,409)    $    864,992
                                                                  ============     ============

Basic earnings attributable to Common Stock per Common share      $      (0.04)    $       0.08
                                                                  ============     ============

Diluted earnings attributable to Common Stock per Common share    $      (0.04)    $       0.08
                                                                  ============     ============

Weighted -average number of Common shares outstanding:

       Basic                                                        10,421,266       10,421,266
                                                                  ============     ============

       Diluted                                                      10,421,266       10,421,266
                                                                  ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2001            2000
                                                                       -----------------------------
CASH FLOWS - OPERATING ACTIVITIES:
Net Income (Loss)                                                      $   (352,409)    $    864,992

Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
     Trading marketable securities                                          (12,000)        (341,014)
     Depreciation and amortization                                           13,464            8,324
     Valuation Adjustments                                                   75,195         (225,189)
     Changes in operating assets and liabilities:
          Investment management fees                                          3,480          177,259
          Prepaid expenses                                                  (21,840)           6,457
          Other receivable                                                   (8,720)          30,669
          Receivable from officers                                            2,502          (10,497)
          Accounts payable and other accrued expenses                       (37,500)         139,924
          Notes payable - Officer                                           (15,494)              --
          Deferred investment advisory fees                                  (7,682)          26,690
          Software license payable                                           (7,753)          (7,163)
                                                                       -----------------------------

               Net Cash Provided (Used In) By Operating Activities         (368,757)         670,452
                                                                       -----------------------------

CASH FLOWS - INVESTING ACTIVITIES
Investment - Senior Yellow Page                                                  --         (150,000)
Intangible Assets                                                           (10,114)              --
Capital expenditures                                                        (47,309)              --
                                                                       -----------------------------

               Net Cash Used In Investing Activities                        (57,423)        (150,000)
                                                                       -----------------------------

               Net Increase (Decrease) in Cash and Cash Equivalents        (426,180)         520,452

Cash and cash equivalents, beginning of period                            1,029,173          580,758
                                                                       -----------------------------

Cash and Cash Equivalents, end of period                               $    602,993     $  1,101,210
                                                                       =============================

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jordan American Holdings, Inc. and Subsidiaries (JAHI/the Company) was incorporated in Florida in May 1989. JAHI historically conducted its investment advisory business under the name Equity Assets Management. In 2000, JAHI formed Equity Assets Management, Inc. ("EAM"), a wholly owned subsidiary, and moved its investment advisory business into that entity. EAM provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund with its customers located substantially in the United States. EAM is registered as an investment advisor under the Investment Advisor Act of 1940.

The Company also owns 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. (IFNI), IMPACT Administrative Services, Inc. (IASI) and IMPACT Tax and Business Services, Inc. (ITABS). IASI provides operational and administrative support to Impact Management Investment Trust (see Note 2). EAM's customer investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as a non-clearing introducing broker. ITABS, created in September 2000, provides tax preparation and tax planning services to individuals and small businesses (see Note 5).

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation. In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Jordan American Holdings, Inc. ("Company" or "JAHI") and its subsidiaries as of March 31, 2001, and the results of its interim operations and cash flows for the three months ended March 31, 2001 and 2000, in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results for a full year. (Please see "Management's Discussion and Analysis" below.)

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed Impact Management Investment Trust (the Trust), which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Total Return Portfolio (the Portfolio) is the initial Series of the Trust. EAM is the investment advisor of the Trust and IFNI is the primary distributor of the Trust.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

In March 2000, the Company made a loan of $150,000 represented by an unsecured Convertible Subordinated Bridge Note, to an unaffiliated entity. The note bears interest at 10% and matures on May 31, 2001. The Company is entitled to receive a 4% equity interest in this entity if and when it completes a public offering of its securities. The note is convertible into Series A Convertible Preferred Stock of the entity.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at March 31, 2001 and December 31, 2000. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At March 31, 2001 and December 31, 2000, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

The Company also has outstanding Underwriter Warrants related to the initial public offering entitling the Company's president to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $.60 per share) of the Company at a price of $2.58 per unit expiring through January 8, 2011.

JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

The Company issued 3,000,000 shares of 8% cumulative, convertible, non-voting preferred stock to a customer of EAM in a private placement offering. In connection with this offering, 750,000 shares of common stock were given to the Company to distribute to the preferred shareholder by three officers of the Company for no additional consideration.

From February 1993 until June 30, 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum. The Company did not make any dividend payments on this stock in 1999 and 2000. On December 29, 2000, the Company entered into a preferred stock exchange agreement (the "Agreement") with its sole

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

preferred shareholder (the "Shareholder"). The Shareholder was the owner of 3,000,000 shares of the Company's 8% Convertible Redeemable Cumulative Preferred Stock (the "Outstanding Preferred Stock"). The Company was in arrears with respect to the payment of dividends on the Outstanding Preferred Stock, which arrearages totaled $600,000 as of December 31, 2000 (the "Dividend Arrearage").

The Agreement provided that the Company declare and pay a cash dividend of $100,000 on the Outstanding Preferred Stock and exchange 3,500,000 shares of a new 2000 Convertible Preferred Stock (the "New Preferred Stock") for the 3,000,000 shares of the Outstanding Preferred Stock and cancellation of the $500,000 balance of the Dividend Arrearages. The New Preferred Stock is convertible to JAHI common stock at the rate of one share of common stock for each $3.50 of the face amount of the New Preferred Stock and will have a dividend rate of 3% for each of the calendar years 2001 through 2003, 4% for calendar year 2004, 5% for calendar year 2005, 6% for calendar year 2006, 7% for calendar year 2007, and 8% for calendar year 2008 and thereafter.

In connection with the original preferred stock offering, the Company obtained "key man" life insurance on the Company's president, in the amount of $3,750,000. The shareholder is the direct beneficiary and, upon the death of the Company's president, would receive the insurance proceeds in redemption of the New Preferred Stock. In addition, the Company maintains life insurance on certain officers aggregating $1,000,000, with the Company as the primary beneficiary.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to an officer bearing interest at a rate of 10% and 6% per annum in the amount of $59,195 and $61,697 at March 31, 2001 and December 31, 2000, respectively.

On November 30, 2000, the Company purchased certain assets of a tax preparation and tax planning services company from an officer and director of JAHI valued at $105,100 as determined by the Board of Directors of the Company. The purchase included a client database in the amount of $71,025 and goodwill of $13,478, which are included on the accompanying balance sheets as intangible assets. The Company issued 100,500 stock options valued at $20,100 as part of the purchase price. In connection with the purchase, the Company owes the officer $10,672 at March 31, 2001.

In 1994, the Company's president established the Jordan Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI is registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions are provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during 2001 and 2000.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)


NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities declines subsequent to March 31, 2001.

The Company's revenues are primarily derived from a percentage of the assets under management and performance fees based on the appreciation of those assets. Assets under management are impacted by both the extent to which the Company attracts new or loses existing clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. A downturn in general economic conditions could cause investors to cease using the services of the Company.

The Company's financial instruments, including cash and cash equivalents, receivables and other assets, are carried at amounts that approximate fair value. The Company's marketable securities are carried at the March 31, 2001 market value. Payables and other liabilities are carried at amounts that approximate fair value.

The Company has a substantial portion of its assets on deposit with banks and brokers. Assets deposited with banks and brokers are subject to credit risk. In the event of a bank's or broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Securities and Exchange Commission ("SEC") has completed an inspection of the Company's investment advisory and broker-dealer operations. As a result of the inspection, certain issues arose regarding possible violations. Management of the Company does not expect the resolution of this matter to have a material adverse effect on the Company's operations.

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

Results of Operations

JAHI's assets under management were $31.0 million as of March 31, 2001, compared to $38.1 million under management on December 31, 2000. The net $7.1 million change in assets under management during the quarter resulted from investment losses of $7.5 million and positive net client cash inflow of $.4 million.

                        THREE MONTHS ENDED MARCH 31, 2001
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

The Company had a net loss for the three months ended March 31, 2001, of $352,409 or ($0.04) per common share compared to a net income of $864,992 or $0.08 per common share for the same period in 2000.

The net loss for this period compared to the net income for the same period last year stems primarily from significantly lower revenues from performance fee based managed accounts during this period.

The Company had an operating loss of $306,489 for the three months ended March 31, 2001 compared to an operating income of $602,843 for the same period in 2000. This loss is primarily due to total revenue being significantly lower during this period when compared to the same quarter last year.

For the three months ended March 31, 2001, revenues totaled $172,458 compared to revenues of $1,258,607 for the same period in 2000, a decrease of approximately 86% due primarily to significantly decreased revenues from fee based managed accounts.

Advisory fee revenue decreased for the three months ended March 31, 2001, to $125,120 compared to $1,128,129 for the same period in 2000, a decrease of approximately 89% due primarily to significantly decreased revenues from investment advisory fees.

Commission income decreased for the three months ended March 31, 2001, to $18,594 compared to $130,478 for the same period in 2000, a decrease of approximately 86% due primarily to fewer securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $478,947 were incurred during the three month period ended March 31, 2001, compared to similar SG&A expenses of $655,764 for the same period in 2000. This decrease of approximately 27% was due primarily to lower selling expenses during this period resulting from higher fees paid out to sales representatives in 2000.

Total other income (expenses) was ($45,920) for the three months ended March 31, 2001, compared to $262,149 for the same period in 2000. This change was primarily due to unrealized equity losses in the first quarter of 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $602,993 versus $1,029,173 at December 31, 2000. This decrease was due primarily to the net loss for the three months ended March 31, 2001.

Accounts payable and accrued expenses were $128,661 at March 31, 2001, compared to $166,162 at December 31, 2000. The decrease in accounts payable and accrued expenses is primarily due to lower accruals for actual expenses incurred on fees paid out to sales representatives, provisions for income tax and bonus accruals for the three months ended March 31, 2001 compared to those fees accrued for the three months ended March 31, 2000. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided (used in) by operating activities for the three months ended March 31, 2001, were ($368,757) compared to $670,452 for the three months ended March 31, 2000 due primarily to changes in net income (loss) for the three months ended March 31, 2001. Cash flows used in investing activities for the three months ended March 31, 2001, were ($57,423) compared to ($150,000) for the three months period ended March 31, 2000 primarily due to acquiring our investment in Senior Yellow Pages in the first quarter of 2000.

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


                                        JORDAN AMERICAN HOLDINGS, INC.

Dated: May 15, 2001                     By: /s/  Wallace Neal Jordan
                                            -------------------------
                                            Wallace Neal Jordan
                                            Chief Executive Officer

Dated:  May 15, 2001                    By: /s/ A.J. Elko
                                            -------------
                                            A.J. Elko
                                            Chief Financial Officer