Form 10QSB
period 2001-06-30
JORDAN AMERICAN HOLDINGS INC
filed 2001-08-14
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                 (859) 254-2240
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                           ---

As of the close of business on August 6, 2001, 14,217,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

          Consolidated Balance Sheets ....................................     3

          Consolidated Statements of Operations ..........................     4

          Consolidated Statements of Cash Flows ..........................     5

          Notes to Consolidated Financial Statements .....................     6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

          Results of Operations ..........................................    10

          Liquidity and Capital Resources ................................    12

          Risk Factors, Trends & Uncertainties ...........................    12

PART 2

ITEM 1    Legal Proceedings...............................................    13

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,       DECEMBER 31,
          A S S E T S                                                                  2001             2000
                                                                                   ------------     ------------
CURRENT ASSETS                                                                     (Unaudited)       (Audited)
Cash & cash equivalents                                                            $    210,216     $  1,029,173
Marketable Securities at market value                                                   257,525          328,609
Investment advisory fee - net                                                           161,071          195,253
Deposit with clearing broker                                                             25,000           25,000
Receivable from shareholders                                                             45,592           61,697
Prepaid expenses                                                                         86,828           62,025
Other receivable                                                                         73,933           57,574
                                                                                   ------------     ------------
     Total current assets                                                               860,165        1,759,331
                                                                                   ------------     ------------
FIXED ASSETS
Property & equipment - net of accumulated depreciation and
     amortization of $193,491 and $169,110, respectively                                146,694          110,148
                                                                                   ------------     ------------
OTHER ASSETS
Boston Restaurant Debentures                                                            500,000          500,000
Senior Yellow Pages - net of allowance of $37,500 in 2001                               112,500          150,000
Intangible Assets - Net of amortization of $4,429 and $939, respectively                 90,187           83,564
                                                                                   ------------     ------------
     Total Other Assets
                                                                                        702,687          733,564
                                                                                   ------------     ------------
          TOTAL ASSETS                                                             $  1,709,546     $  2,603,043
                                                                                   ============     ============
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                              $    142,298     $    166,162
Deferred revenue                                                                         18,709           27,025
Preferred dividends payable                                                              52,500               --
Notes payable - officer                                                                      --           26,166
Software license payable                                                                 13,535           29,197
                                                                                   ------------     ------------
     Total Current Liabilities                                                          227,042          248,550
                                                                                   ------------     ------------
STOCKHOLDERS EQUITY
Preferred stock, variable rate, cumulative, convertible, non-voting,
     $0.01 par value, $1.00 liquidation value, authorized 5,000,000 shares;
     issued and outstanding 3,500,000 shares                                             35,000           35,000
Common stock, $0.001 par value, authorized 20,000,000 shares;
     issued and outstanding 10,421,266 shares                                            10,421           10,421
Additional Paid in Capital                                                            4,365,453        4,417,953
Accumulated Deficit                                                                  (2,928,370)      (2,108,881)
                                                                                   ------------     ------------
     Total Stockholders Equity                                                        1,482,504        2,354,493
                                                                                   ------------     ------------
Total Liabilities & Stockholders Equity                                            $  1,709,546     $  2,603,043
                                                                                   ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   2001             2000             2001             2000
                                               ------------     ------------     ------------     ------------
REVENUES
Commission Income                              $     25,707     $     10,767     $     44,301     $    141,245
Investment Advisory Fees                             36,721          500,966          161,842        1,629,095
Tax and business service income                      21,651               --           50,395               --

Realized equity gain from investments                    --           (5,322)              --           (5,322)
                                               ------------     ------------     ------------     ------------

     Total Revenue                                   84,079          506,411          256,538        1,765,018

Selling, General and Administrative Costs           534,261          424,755        1,013,208        1,080,519
                                               ------------     ------------     ------------     ------------

     Net Operating Income (Loss)                   (450,182)          81,656         (756,670)         684,499
                                               ------------     ------------     ------------     ------------

Other Income & Expenses
Dividend and interest Income                         23,500           38,067           51,793           70,432
Other Income                                          4,990            4,404            5,972            8,998

Unrealized gain (loss) from investments              37,695         (476,292)        (120,584)        (251,102)
                                               ------------     ------------     ------------     ------------

     Total Other Income (Loss)                       66,185         (433,821)         (62,819)        (171,672)
                                               ------------     ------------     ------------     ------------

     Net Income (Loss) before income taxes         (383,997)        (352,165)        (819,489)         512,827

Income tax provision                                     --           13,968               --           13,968
                                               ------------     ------------     ------------     ------------

     Net Income (Loss)                         $   (383,997)    $   (366,133)    $   (819,489)    $    498,859
                                               ============     ============     ============     ============

Basic earnings attributable to Common Stock
     per Common Share                          $      (0.04)    $      (0.04)    $      (0.08)    $       0.04
                                               ============     ============     ============     ============

Diluted earnings attributable to Common Stock
      per Common Share                         $      (0.04)    $      (0.04)    $      (0.08)    $       0.04
                                               ============     ============     ============     ============

Weighted-average number of Common shares outstanding:

     Basic                                       10,421,266       10,421,266       10,421,266       10,421,266
                                               ============     ============     ============     ============

     Diluted                                     10,421,266       10,421,266       10,421,266       10,421,266
                                               ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          2001             2000
                                                                      ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net Income (loss)                                                     $   (819,489)    $    498,859

Adjustments to reconcile net income to cash
provided by (used in) operating activities:
     Depreciation and amortization                                          27,872           16,677
     Valuation Adjustments                                                 120,584          251,102
     Realized loss from investments                                             --            5,322
     Changes in operating assets and liabilities:
          Investment advisory fees receivable                               34,182          574,973
          Prepaid expenses                                                 (24,803)          (4,315)
          Other receivable                                                 (16,359)          25,057
          Notes receivable - shareholders                                   16,105          (31,872)
          Accounts payable and other accrued expenses                      (23,864)        (129,911)
          Notes payable - Officer                                          (26,166)              --
          Deferred revenues                                                 (8,316)           3,276
          Software license payable                                         (15,662)         (14,469)
                                                                      ------------     ------------

               Net Cash Provided By (Used In) Operating Activities        (735,916)       1,194,699
                                                                      ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES:
     Trading marketable securities                                         (12,000)        (319,161)
     Investment - Senior Yellow Page                                            --         (150,000)
     Intangible Assets                                                     (10,114)              --
     Capital expenditures                                                  (60,927)          (1,325)
                                                                      ------------     ------------

          Net Cash (Used In) Investing Activities                          (83,041)        (470,486)
                                                                      ------------     ------------

          Net Increase (Decrease) in Cash and Cash Equivalents            (818,957)         724,213

Cash and cash equivalents, beginning of period                           1,029,173          580,758
                                                                      ------------     ------------

Cash and Cash Equivalents, end of period                              $    210,216     $  1,304,971
                                                                      ============     ============

Supplemental disclosure of cash flow information:
     Interest paid                                                    $        903     $      2,097
                                                                      ============     ============

           See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jordan American Holdings, Inc. and Subsidiaries ("JAHI"/the "Company") was incorporated in Florida in May 1989. JAHI historically conducted its investment advisory business under the name Equity Assets Management. In 2000, JAHI formed Equity Assets Management, Inc. ("EAM"), a wholly owned subsidiary, and moved its investment advisory business into that entity. EAM provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund with its customers located substantially in the United States. EAM is registered as an investment advisor under the Investment Advisers Act of 1940.

The Company also owns 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. ("IFNI"), IMPACT Administrative Services, Inc. ("IASI") and IMPACT Tax and Business Services, Inc. ("ITABS"). IASI provides operational and administrative support to IMPACT Management Investment Trust ("IMIT"/the "Trust") (see Note 2). EAM's customer investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as a non-clearing introducing broker. IFNI also is the primary distributor for IMIT. ITABS, created in September 2000, provides tax preparation and tax planning services to individuals and small businesses (see Note 5).

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation. In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at the date of the interim balance sheet and the results of operations for the interim periods covered. The results for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of the that date. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed IMIT, which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). Impact Total Return Portfolio (the "Portfolio") is the initial Series of the Trust. EAM is the investment advisor of the Trust and IFNI is the primary distributor of the Trust.

As investment advisor of the Portfolio, the Company receives an annual investment advisory fee equal to 1.25% of the Portfolio's average daily net assets. Of this amount, 60 basis points are paid to the sub advisor of the Portfolio.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (CONTINUED)

NOTE 3 - NOTES RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. ("BRAI"). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 14%.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

In March 2000, the Company made a loan of $150,000 represented by an unsecured Convertible Subordinated Bridge Note, to an unaffiliated entity. The note bears interest at 10% and matured on May 31, 2001. The Company is entitled to receive a 4% equity interest in this entity if and when it completes a public offering of its securities. The note is convertible into Series A Convertible Preferred Stock of the entity. The note was not paid at maturity and the Company's management has estimated the total value of this note to be $112,500 at June 30, 2001.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at June 30, 2001 and December 31, 2000. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At June 30, 2001 and December 31, 2000, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

The Company also has outstanding Underwriter Warrants related to the initial public offering entitling a former officer to purchase 44,545 units (five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $.60 per share) of the Company at a price of $2.58 per unit expiring through January 8, 2011.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (CONTINUED)

From February 1993 until June 30, 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum. The Company did not make any dividend payments on this stock in 1999 and 2000. On December 29, 2000, the Company entered into a preferred stock exchange agreement (the "Agreement") with its sole preferred shareholder (the "Shareholder"). The Shareholder was the owner of 3,000,000 shares of the Company's 8% Convertible Redeemable Cumulative Preferred Stock (the "Outstanding Preferred Stock"). The Company was in arrears with respect to the payment of dividends on the Outstanding Preferred Stock, which arrearages totaled $600,000 as of December 31, 2000 (the "Dividend Arrearages").

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

In connection with the original preferred stock offering, the Company obtained "key man" life insurance on the Company's former president, in the amount of $3,750,000. The shareholder is the direct beneficiary and, upon the death of the Company's former president, would receive the insurance proceeds in redemption of the New Preferred Stock. In addition, the Company maintains life insurance on certain officers aggregating $1,000,000, with the Company as the primary beneficiary.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to a former officer bearing interest at a rate of 10% per annum in the amount of $45,591 and $61,697 at June 30, 2001 and December 31, 2000, respectively.

On November 30, 2000, the Company purchased certain assets of a tax preparation and tax planning services company from an officer and director of JAHI valued at $105,100 as determined by the Board of Directors of the Company. The purchase included a client database in the amount of $71,025 and goodwill of $13,478, which are included on the accompanying balance sheets as intangible assets. The Company issued 100,500 stock options exercisable at $0.20 per share through November 30, 2010 and valued at $20,100 as part of the purchase price.

In 1994, a director  and former  officer of the Company  established  the Jordan
Index Fund, L.P. (the "Fund"). The Fund engages in the speculative trading of stock index futures contracts, and may occasionally trade in equity securities and stock options. The Fund is administered by its general partner, Jordan Assets, Ltd. Jordan Assets, Ltd. is not a subsidiary of JAHI, although JAHI was registered as a principal of Jordan Assets, Ltd. with the Commodity Futures Trading Commission. All trading decisions for the Fund are made by Jordan Assets, Ltd. Certain administrative functions were provided to the Fund by JAHI in return for the fees earned by Jordan Assets, Ltd. No such fees were earned during 2001 and 2000. On July 15, 2001, JAHI resigned as a principal of Jordan Assets, Ltd. and no longer provides any services to the Fund.

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

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities declines subsequent to June 30, 2001.

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

The Company's financial instruments, including cash and cash equivalents, receivables and other assets, are carried at amounts that approximate fair value. The Company's marketable securities are carried at the June 30, 2001 market value. Payables and other liabilities are carried at amounts that approximate fair value.

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

The former President of the Company and his son filed a complaint against the Company and two of its officers seeking an injunction against current management based upon violation of the federal securities laws and breaches of the common law fiduciary duty of directors of a Florida corporation. The management of the Company does not believe the claims to be meritorious and does not expect the resolution of this matter to have a material adverse effect on the Company's operations.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (CONTINUED)

NOTE 7 - SUBSEQUENT EVENTS

On August 6, 2001, the Company issued 3.1 million shares of common stock, par value $.001 per share in exchange for 1.5 million shares of preferred stock, par value $.01 per share. In addition, the Company modified the outstanding preferred stock to provide that the dividend rate for the remaining semi-annual payment for 2001 and for the two semi-annual payments for 2002 be set at 5.25%.

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

Results of Operations

JAHI's assets under management were $30.1 million as of June 30, 2001, compared to $31.0 million under management on March 31, 2001. The net $.9 million change in assets under management during the quarter resulted from investment losses of $.6 million and negative cash flow of $.3 million.

IMIT's assets in the mutual funds were $3.9 million as of June 30, 2001, compared to $2.6 million under management on March 31, 2001. The net $1.3 million change in assets in the mutual funds during the quarter resulted from investment income and appreciation of $.2 million and positive cash flow of $1.1 million.

                        THREE MONTHS ENDED JUNE 30, 2001
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2000

The Company had a net loss for the three months ended June 30, 2001 of ($383,997) or ($0.04) per common share compared to a net loss of ($366,133) or ($0.04) per common share for the same period in 2000. Basic and diluted earnings per common share for the three months ended June 30, 2001 and 2000 includes preferred stock dividends payable of $26,250 and dividends in arrears of $60,000, respectively for each period.

The minimal increase in net loss for this period stems primarily from significantly lower revenue this period compared to the same period last year; the net loss for the previous year's period also included significant unrealized losses from investments.

The Company had an operating loss of ($450,182) for the three months ended June 30, 2001 compared to operating income of $81,656 for the same period in 2000. This decrease is primarily due to total revenue being significantly lower during this period when compared to the same quarter last year.

For the three months ended June 30, 2001, revenues totaled $84,079 compared to revenues of $506,411 for the same period in 2000, a decrease of approximately 83% due primarily to significantly decreased revenues from investment advisory fees.

Advisory fee revenue decreased for the three months ended June 30, 2001, to $36,721 compared to $500,966 for the same period in 2000, a decrease of approximately 93% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Performance fees are only earned when the fair market value of accounts exceed their historical highs. Management does not anticipate any performance billings during the last six months of this year due to the depressed value of these accounts relative to their historical highs.

Commission income increased for the three months ended June 30, 2001, to $25,707 compared to $10,767 for the same period in 2000, an increase of approximately 139% due primarily to more securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $534,261 were incurred during the three month period ended June 30, 2001, compared to similar SG&A expenses of $424,755 for the same period in 2000. This increase of approximately 26% was due primarily to an increase in the salary of a former officer and the expenses of ITABS, created in September 2000.

Total other income (expenses) was $66,185 for the three months ended June 30, 2001, compared to ($433,821) for the same period in 2000. This change was primarily due to unrealized equity gains in the second quarter of 2001 compared to losses in the same quarter last year.

                         SIX MONTHS ENDED JUNE 30, 2001
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2000

The Company had a net loss for the six months ended June 30, 2001 of ($819,489) or ($0.08) per common share compared to net income of $498,859 or $0.04 per common share for the same period in 2000. Basic and diluted earnings per common share for the six months ended June 30, 2001 and June 30, 2000 includes dividends payable of $52,500 and dividends in arrears of $120,000, respectively for each period. The net loss for this period compared to the net income for the same period last year stems primarily from substantially lower revenues from performance fee based managed accounts.

The Company had an operating loss of ($756,670) for the six months ended June 30, 2001 compared to operating income of $684,499 for the same period in 2000. This decrease is primarily due to total revenue being significantly lower during this period when compared to the same period last year.

For the six months ended June 30, 2001, revenues totaled $256,538 compared to revenues of $1,765,018 for the same period in 2000, a decrease of approximately 85%. The decrease in revenue can be primarily attributed to a decrease in advisory fees.

Revenues from advisory fees for the six months ended June 30, 2001 totaled $161,842 compared to revenues from the same source of $1,629,095 for the same period in 2000, a decrease of approximately 90% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Performance fees are only earned when the fair market value of accounts exceed their historical highs. Management does not anticipate any performance billings during the last six months of this year due to the depressed value of these accounts relative to their historical highs.

Revenues from commissions decreased approximately 69% for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to less trading activity.

SG&A expenses totaled $1,013,208 during the six months ended June 30, 2001 compared to $1,080,519 in selling, general and administrative expenses for the same period in 2000. The net $67,311 decrease in SG&A expenses resulted primarily from lower fees paid out to sales representatives during this period.

Total other income (expenses) was ($62,819) for the six months ended June 30, 2001 compared to ($171,672) for the same period in 2000. This increase was primarily due to the lower unrealized equity losses in the first six months of 2001.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash and cash equivalents of $210,216 versus $1,029,173 at December 31, 2000. This decrease was due primarily to the net loss for the six months ended June 30, 2001.

Accounts payable and accrued expenses were $142,298 at June 30, 2001, compared to $166,162 at December 31, 2000. The decrease in accounts payable and accrued expenses is primarily due to lower accruals for actual expenses incurred on fees paid out to sales representatives, provisions for income tax and bonus accruals at June 30, 2001 compared to those fees accrued at December 31, 2000. Accruals are based upon expenses incurred and/or as determined by management's best estimate based upon the Company's annual budget.

Cash flows provided by (used in) operating activities for the six months ended June 30, 2001, were ($735,916) compared to $1,194,699 for the same period in 2000 due primarily to changes in net income for the six months ended June 30, 2001 and the changes in the investment advisory fee receivable. Cash flows provided by (used in) investing activities for the six months ended June 30, 2001, were ($83,041) compared to ($470,486) for the same period in 2000 due primarily to the investments made in marketable securities and Senior Yellow Pages, Inc. during the first six months of 2000.

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

By law, investment advisors and broker-dealers are fiduciaries and are required to serve their clients' interests with undivided loyalty. There is a potential conflict of interest because of the affiliation between EAM and IFNI. While the Company believes that its existing relationships are in compliance with applicable law and regulations, because of this potential conflict of interest, the SEC may closely examine these relationships.

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

Management of the Company believes short-term cash needs will continue to be met through management fees, brokerage revenues and/or the liquidation of marketable securities. At June 30, 2001, the Company had $628,812 in cash, accounts receivables and marketable securities. The Company may seek additional capital through the sale of equity although no assurances can be given that such financing will be available on satisfactory terms, if at all. Any additional capital raised would be used to fund growth and diversity of revenue sources.

                                 PART 2, ITEM 1
                                LEGAL PROCEEDINGS
                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

On June 27, 2001, a complaint was filed in the United States District Court in the Eastern District of Kentucky by W. Neal Jordan against the Company, Charles
R. Clark, and A.J. Elko. Mr. Jordan is a director of the Company and, as of August 6, 2001, the beneficial owner of 37% of the Company's outstanding common stock. Mr. Jordan seeks injunctive relief based upon alleged violation of the federal securities laws and alleged breaches of the common law fiduciary duty of directors of a Florida corporation. The Company has filed a motion to dismiss the complaint. Mr. Jordan has sued the Company for injunctive relief based only upon the allegation that Mr. Clark and/or Mr. Elko solicited one proxy revocation from a shareholder in violation of the federal securities laws. Mr. Jordan seeks injunctive relief of either (1) the re-solicitation of proxies with a record date of April 2, 2001 and the rescheduling of a new annual meeting, or
(2) prohibiting JAHI from issuing any further shares of common stock until such time as a shareholder meeting is held. Mr. Jordan also seeks injunctive relief against Mr. Clark and Mr. Elko for their alleged breach of fiduciary duty and dilution of Jordan's ownership interest based upon their alleged self interested efforts to thwart Jordan's bid for control of JAHI, to maintain their positions and gain control of JAHI by possibly issuing new shares to dilute Jordan's voting power and by improperly soliciting revocations and purposefully defeating a quorum for the annual meeting of shareholders that had been scheduled for May 22, 2001, all in an effort to personally injure and oust Jordan. Mr. Jordan requested that the court enjoin JAHI from issuing shares of common stock until a new shareholders' meeting is scheduled and held. At a hearing on July 23, 2001, on Mr. Jordan's motion for a preliminary injunction and other pending motions, the court took all pending motions under advisement and did not grant any of them. The management of the Company does not believe the claims to be meritorious and does not expect the resolution to have a material adverse affect on the Company's operations.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: August 14, 2001                  By: /s/ A.J. Elko
                                            -------------------
                                            A.J. Elko
                                            Chief Executive Officer


Dated: August 14, 2001                  By: /s/ Emmett A. Pais
                                            -------------------
                                            Emmett A. Pais, CPA
                                            Chief Financial Officer