Form 10QSB
period 2001-09-30
JORDAN AMERICAN HOLDINGS INC
filed 2001-11-14
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

       [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
                                       OR
       [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           333 West Vine Street, Suite 206, Lexington, Kentucky 40507
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

As of the close of business on November 1, 2001, 14,217,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

               Consolidated Balance Sheets ...............................     3

               Consolidated Statements of Operations .....................     4

               Consolidated Statements of Cash Flows .....................     5

               Notes to Consolidated Financial Statements ................     6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

               Results of Operations .....................................    10

               Liquidity and Capital Resources ...........................    12

               Risk Factors, Trends & Uncertainties ......................    13

PART 2

ITEM 1    Legal Proceedings ..............................................    14

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,    DECEMBER 31,
                    ASSETS                                                         2001             2000
                                                                               ------------     ------------
CURRENT ASSETS                                                                  (Unaudited)       (Audited)
  Cash & cash equivalents                                                      $    109,886     $  1,029,173
  Marketable Securities at market value                                             221,291          328,609
  Investment advisory fee receivable - net                                           87,116          195,253
  Deposit with clearing broker                                                       25,000           25,000
  Receivable from shareholders                                                       23,337           61,697
  Prepaid expenses                                                                   81,612           62,025
  Other receivable                                                                   75,194           57,574
                                                                               ------------     ------------
       Total current assets                                                         623,436        1,759,331
                                                                               ------------     ------------
FIXED ASSETS
  Property & equipment - net of accumulated depreciation and
     amortization of $205,772 and  $169,110 respectively                            134,414          110,148
                                                                               ------------     ------------
OTHER ASSETS
  Boston Restaurant Debentures                                                      500,000          500,000
  Senior Yellow Pages - net of allowance of $75,000 in 2001                          75,000          150,000
  Intangible Assets - Net of amortization of $6,344 and $939 respectively            88,273           83,564
                                                                               ------------     ------------
       Total Other Assets                                                           663,273          733,564
                                                                               ------------     ------------
            TOTAL ASSETS                                                       $  1,421,123     $  2,603,043
                                                                               ============     ============
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                        $    196,068     $    166,162
  Deferred revenue                                                                   20,340           27,025
  Notes payable - officer                                                                --           26,166
  Software license payable                                                            5,468           29,197
                                                                               ------------     ------------
       Total Current Liabilities                                                    221,876          248,550
                                                                               ------------     ------------
STOCKHOLDERS EQUITY
 Preferred stock variable rate, cumulative, convertible, non-voting,
     $0.01 par value, $1.00 liquidation value, authorized 5,000,000 shares;          20,000           35,000
     issued and outstanding 2,000,000 and 3,500,000 shares respectively
 Common stock, $0.001 par value, authorized 20,000,000 shares;
     issued and outstanding 14,217,266 and 10,421,266 shares respectively            14,217           10,421
 Additional Paid in Capital                                                       4,463,657        4,417,953
 Accumulated Deficit                                                             (3,298,627)      (2,108,881)
                                                                               ------------     ------------
       Total Stockholders Equity                                                  1,199,247        2,354,493
                                                                               ------------     ------------
Total Liabilities & Stockholders Equity                                        $  1,421,123     $  2,603,043
                                                                               ============     ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------     -----------------------------
                                                          2001             2000             2001             2000
                                                      ------------     ------------     ------------     ------------
REVENUES
  Commission Income                                   $    164,000     $     38,637     $    208,301     $    179,882
  Investment Advisory Fees                                  55,597          896,117          217,437        2,525,212
  Tax and business service income                            7,104               --           57,500               --
  Realized equity gain / (loss) from investments          (200,941)              --         (200,941)          (5,322)
                                                      ------------     ------------     ------------     ------------

       Total Revenue                                        25,760          934,754          282,297        2,699,772

Selling, General and Administrative Costs                  626,768          697,082        1,639,976        1,777,608
                                                      ------------     ------------     ------------     ------------

       Net Operating Income (Loss)                        (601,008)         237,672       (1,357,679)         922,164
                                                      ------------     ------------     ------------     ------------

Other Income & Expenses
  Dividend and interest Income                              19,302           40,739           71,096          111,171
  Other Income                                               3,434            3,928            9,406           12,926
  Unrealized equity gain / (loss) from investments         170,515          (57,273)          87,431         (308,376)
                                                      ------------     ------------     ------------     ------------

       Total Other Income (loss)                           193,251          (12,606)         167,933         (184,279)
                                                      ------------     ------------     ------------     ------------

       Net Income (Loss) before income taxes              (407,757)         225,066       (1,189,746)         737,885

Income tax provision                                            --           25,185               --           39,153
                                                      ------------     ------------     ------------     ------------

       Net Income (Loss)                              $   (407,757)    $    199,881     $ (1,189,746)    $    698,732
                                                      ============     ============     ============     ============

Basic earnings attributable to Common Stock           $      (0.03)    $       0.01     $      (0.11)    $       0.05
      per Common Share                                ============     ============     ============     ============

Diluted earnings attributable to Common Stock         $      (0.03)    $       0.01     $      (0.11)    $       0.05
      per Common Share                                ============     ============     ============     ============

Weighted-average number of Common shares
      outstanding:
       Basic                                            12,731,875       10,421,266       11,199,933       10,421,266
                                                      ============     ============     ============     ============
       Diluted                                          12,731,875       10,421,266       11,199,933       10,421,266
                                                      ============     ============     ============     ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net Income (loss)                                                      $ (1,189,746)    $    698,732
Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
     Depreciation and amortization                                           42,067           25,806
     Valuation Adjustments                                                  (87,431)         308,376
     Realized loss from investments                                         200,941            5,322
     Changes in operating assets and liabilities:
          Investment management fees receivable                             108,137          283,897
          Prepaid expenses                                                  (19,587)         (41,497)
          Other receivable                                                  (17,620)          56,985
          Notes receivable - shareholders                                    38,360          (29,488)
          Accounts payable and other accrued expenses                        29,906           56,008
          Notes payable - Officer                                           (26,166)              --
          Deferred investment advisory fees                                  (6,685)          12,779
          Software license payable                                          (23,730)         (21,922)
                                                                       ------------     ------------
               Net Cash Provided By (Used In) Operating Activities         (951,554)       1,354,998
                                                                       ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
     Trading marketable securities                                           68,809         (895,026)
     Investment - Senior Yellow Pages                                            --         (150,000)
     Intangible Assets                                                      (10,114)              --
     Capital expenditures                                                   (60,928)         (20,075)
                                                                       ------------     ------------
               Net Cash Provided by (Used In) Investing Activities           (2,233)      (1,065,101)
                                                                       ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
    Exercise of common stock options                                         87,000               --
    Payment of preferred dividends                                          (52,500)              --
                                                                       ------------     ------------
               Net Cash Provided by Financing Activities                     34,500               --
                                                                       ------------     ------------

               Net Increase (Decrease) in Cash and Cash Equivalents        (919,287)         289,897

Cash and cash equivalents, beginning of period                            1,029,173          580,758
                                                                       ------------     ------------

Cash and cash equivalents, end of period                               $    109,886     $    870,655
                                                                       ============     ============

Supplemental disclosure of cash flow information:
     Interest paid                                                     $      1,602     $      2,927
                                                                       ============     ============
     Income taxes paid                                                 $      2,009     $     12,880
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

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries. ITABS provides general and administrative services to its affiliates at rates substantially lower than the fair market value of those services. Through September 30, 2001, ITABS had inter-company revenue from these services amounting to $65,125. These and all other significant inter-company transactions have been eliminated during consolidation. In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at the date of the interim balance sheet and the results of operations for the interim periods covered. The results for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of the that date. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

In March 2000, the Company made a loan of $150,000 represented by an unsecured Convertible Subordinated Bridge Note, to an unaffiliated entity. The note bears interest at 10% and matured on May 31, 2001. The Company is entitled to receive a 4% equity interest in this entity if and when it completes a public offering of its securities. The note is convertible into Series A Convertible Preferred Stock of the entity. The note was not paid at maturity and the Company's management has estimated the total value of this note to be $75,000 at September 30, 2001.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at September 30, 2001 and December 31, 2000. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At September 30, 2001 and December 31, 2000, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to a former officer bearing interest at a rate of 10% per annum in the amount of $23,337 and $61,697 at September 30, 2001 and December 31, 2000, respectively.

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

In the Company's investment activities, the Company purchases securities for its own account and may incur losses if the market value of the securities declines subsequent to September 30, 2001.

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

The Company's financial instruments, including cash and cash equivalents, receivables and other assets, are carried at amounts that approximate fair value. The Company's marketable securities are carried at the September 30, 2001 market value. Payables and other liabilities are carried at amounts that approximate fair value.

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

The former President of the Company and his son filed a complaint against the Company and two of its officers seeking an injunction against current management based upon violation of the federal securities laws and breaches of the common law fiduciary duty of directors of a Florida corporation. The management of the Company does not believe the claims to be meritorious.

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

Results of Operations

EAM's assets under management were $20.9 million as of September 30, 2001, compared to $30.1 million under management on June 30, 2001. The net $9.2 million change in assets under management during the quarter resulted from investment losses and depreciation of $4.0 million and a net client cash outflow of $5.2 million. At September 30, 2001, $14.9 million of these assets were in performance fee accounts, and $6.0 million were in flat fee accounts.

In an effort to improve the investment performance of the individually managed accounts, EAM entered into a Model Portfolio Agreement with Denali Advisors, LLC ("Denali"), an institutional money manager with approximately $400 million in assets under management, effective September 1, 2001. This model portfolio will be used in conjunction with the management of EAM's individually managed accounts with EAM paying Denali 30 basis points annually on accounts using this model portfolio. At September 30, 2001, $6.5 million in client accounts were operating under the model portfolio: $3.2 million in performance fee accounts and $3.3 million in flat fee accounts. Management anticipates additional client accounts will be placed under the new agreement in the next quarter. Under this new agreement, performance fee clients will be invoiced 50 basis points annually plus a percentage of the realized income achieved in the accounts. Under the old agreement EAM could not invoice clients for performance-based fees until the account value for the client surpassed its historical "high water mark". The new agreement will not require EAM to exceed the historical highs but will allow EAM to have a new performance based relationship with the client. In exchange for the client agreeing to these new terms, EAM will not invoice performance fees on the first 10% of realized income. The contracts for the flat fee clients using the model portfolio have not changed.

IMIT's assets in the mutual funds were $4.3 million as of September 30, 2001, compared to $3.9 million under management on June 30, 2001. The net $0.4 million change in assets in the mutual funds during the quarter resulted from investment losses and depreciation of $0.5 million and positive cash flow of $0.9 million.

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company had a net loss for the three months ended September 30, 2001, of $407,757 or $0.03 per common share compared to a net income of $199,881 or $0.01 per common share for the same period in 2000. Basic and diluted earnings per common share for the three months ended September 30, 2001 and 2000 includes preferred stock dividends of $26,250 and dividends in arrears of $60,000, respectively, for each period.

The change in the net income (loss) for this period compared to the same period last year stems primarily from significantly lower revenues this period compared to the same period last year offset by other income in the current quarter compared to the other loss in the same quarter last year.

The Company had an operating loss of $601,008 for the three months ended September 30, 2001 compared to operating income of $237,672 for the same period in 2000. This decrease is primarily due to total revenue being significantly lower during this period when compared to the same quarter last year.

For the three months ended September 30, 2001, revenues totaled $25,760 compared to revenues of $934,754 for the same period in 2000, a decrease of approximately 97% due primarily to significantly decreased revenues from investment advisory fees and a realized equity loss from investments in 2001.

Advisory fee revenue decreased for the three months ended September 30, 2001, to $55,597 compared to $896,117 for the same period in 2000, a decrease of approximately 94% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Most of these investment losses are attributed to the former investment advisor of EAM.

Commission income increased for the three months ended September 30, 2001, to $164,000 compared to $38,637 for the same period in 2000, an increase of approximately 324% due primarily to more securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Equity losses from investments of $200,941 were realized during the three month period ended September 30, 2001; there were no realized gains/losses from investments during the same period in 2000. This loss stems primarily from the sale of an equity security purchased by a former officer of the Company. This security was purchased by the former officer at a price near its all time high and decreased substantially under his management throughout 2000 and the first half of 2001. Current management sold the security to avoid further likely losses.

Selling, general, and administrative ("SG&A") expenses of $626,768 were incurred during the three month period ended September 30, 2001, compared to similar SG&A expenses of $697,082 for the same period in 2000. This decrease of approximately 10% was due primarily to significantly lower selling expenses during this period resulting from lower fees paid out to sales representatives. This decrease was offset by an increase in legal expenses, resulting primarily from litigation and a proxy battle initiated by a former officer who is also currently the largest shareholder of the Company.

The Company benefits from the savings realized through the general and administrative services provided by ITABS to its affiliates at rates substantially lower than the fair market value of those services. The Company estimates savings of $19,500 in this area for the three month period ended September 30, 2001.

Total other income (expenses) was $193,251 for the three months ended September 30, 2001, compared to ($12,606) for the same period in 2000. This change was primarily due to unrealized equity gains in the third quarter of 2001 compared to unrealized equity losses in the third quarter of 2000.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company had a net loss for the nine months ended September 30, 2001, of ($1,189,746) or $0.11 per common share compared to net income of $698,732 or $0.05 per common share for the same period in 2000. Basic and diluted earnings per common share for the nine months ended September 30, 2001 and September 30, 2000 includes preferred stock dividends of $78,750 and dividends in arrears of $180,000, respectively, for each period.

The change in the net income (loss) for this period compared to the same period last year stems primarily from significantly lower revenues this period compared to the same period last year offset by other income in the current period compared to the other loss in the same period last year.

The Company had an operating loss of ($1,357,679) for the nine months ended September 30, 2001 compared to operating income of $922,164 for the same period in 2000. This decrease is primarily due to total revenue being significantly lower during this period when compared to the same period last year.

For the nine months ended September 30, 2001, revenues totaled $282,297 compared to revenues of $2,699,772 for the same period in 2000, a decrease of approximately 90%. The decrease in revenue can be primarily attributed to a decrease in advisory fees.

Revenues from advisory fees for the nine months ended September 30, 2001 totaled $217,437 compared to revenues from the same source of $2,525,212 for the same period in 2000, a decrease of approximately 91% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Most of these investment losses are attributed to the former investment advisor of EAM.

Commission income increased for the nine months ended September 30, 2001, to $208,301 compared to $179,882 for the same period in 2000, an increase of approximately 16% due primarily to more securities transactions resulting from the amount of securities being purchased and sold in client accounts.

Equity losses from investments of $200,941 were realized during the nine month period ended September 30, 2001, compared to realized losses from investments of $5,322 for the same period in 2000. This increase in loss stems primarily from the sale of an equity security purchased by a former officer of the Company. This security was purchased by the former officer at a price near its all time high and decreased substantially under his management throughout 2000 and the first half of 2001. Current management sold the security to avoid further likely losses.

SG&A expenses totaled $1,639,976 during the nine months ended September 30, 2001 compared to $1,777,608 in SG&A expenses for the same period in 2000. The decrease of approximately 8% was due primarily to significantly lower selling expenses during this period resulting from lower commissions paid out to sales representatives. This decrease was offset by an increase in legal expenses. Legal expenses increased for the nine months ended September 30, 2001, to $251,201 compared to $92,813 for the same period in 2000. The increase in legal expenses resulted primarily from litigation and a proxy battle initiated by a former officer who is also the largest shareholder.

The Company benefits from the savings realized through the general and administrative services provided by ITABS to its affiliates at rates substantially lower than the fair market value of those services. The Company estimates savings of $58,500 in this area for the nine month period ended September 30, 2001.

Total other income (expenses) was $167,933 for the nine months ended September 30, 2001 compared to ($184,279) for the same period in 2000. This increase was primarily due to unrealized equity gains of $87,431 for the nine months ended September 30, 2001 compared to unrealized equity losses of ($308,376) for the same period last year.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $109,886 versus $1,029,173 at December 31, 2000. This decrease was due primarily to the net loss for the nine months ended September 30, 2001.

At September 30, 2001, the Company had $418,293 in cash, accounts receivables and marketable securities compared to $1,553,035 at December 31, 2000. This decrease was due primarily to the net loss for the nine months ended September 30, 2001.

Accounts payable and accrued expenses were $196,068 at September 30, 2001, compared to $166,162 at December 31, 2000. The increase in accounts payable and accrued expenses is primarily due to higher legal accounts payable at September 30, 2001 compared to December 31, 2000.

Cash flows provided by (used in) operating activities for the nine months ended September 30, 2001, were ($951,554) compared to $1,354,998 for the same period in 2000 due primarily to changes in net income, valuation adjustments, realized losses from investments, and investment management fees receivable. Cash flows provided by (used in) investing activities for the nine months ended September 30, 2001, were ($2,233) compared to ($1,065,101) for the same period in 2000 due primarily to the investments made in marketable securities and Senior Yellow Pages, Inc. during the first nine months of 2000. Cash flows provided by (used in) financing activities for the nine months ended September 30, 2001, were $34,500 compared to $0 for the same period in 2000 due primarily to the exercise of employee stock options offset by the payment of preferred dividends.

On August 6, 2001, a former officer of the Company exercised 696,000 common stock options at a price of $0.125 per share for a total of $87,000.

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

Negative stock market trends have impaired the Company's ability to gather new assets into the individually managed accounts. Negative investment performance within the individually managed accounts has impaired the Company's ability to earn performance-based revenues. Because of these negative trends, the Company may not generate sufficient revenues to continue current operations through the next twelve months. Management is currently seeking to sell the Boston Restaurant Debenture to an outside third party and may seek additional capital through the sale of equity to meet the cash requirements needed to sustain current operations over the next twelve months. No assurances can be given that management's efforts will be successful.

                                 PART 2, ITEM 1
                                LEGAL PROCEEDINGS
                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

     Item 1 of Part II of the Company's Form 10-QSB for the quarter ended June 30, 2001, disclosed the initiation by W. Neal Jordan on June 27, 2001, of litigation against the Company and Messrs. A.J. Elko and Charles R. Clark in the United States District Court for the Eastern District of Kentucky.

     On October 2, 2001, the District Court issued a preliminary injunction to preclude, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on October 4, 2001, the counting of the 3,100,000 shares of the Company's common stock issued on August 6, 2001, to the Kirkland S. & Rena
B. Lamb Foundation in exchange for 1,500,000 shares of the Company's outstanding preferred stock. The Court denied without prejudice Mr. Jordan's motion for a preliminary injunction to prevent the Company from issuing any additional shares of the Company's common stock. The Court also denied the Company's motion to dismiss the litigation.

     On October 3, 2001, the Company appealed the District Court's issuance of the preliminary injunction to the United States Court of Appeals for the Sixth Circuit. On October 4, 2001, the Company filed an emergency motion for a stay of the District Court's preliminary injunction. That same day, a judge of the Court of Appeals issued an order enjoining the parties from holding any shareholders' meeting or conducting any shareholders' vote pending consideration by a regular three-judge motions panel of the appellate court of the Company's motion for a stay pending appeal of the Preliminary Injunction entered by the District Court. On October 25, 2001, the Court of Appeals granted the Company's motion to expedite the appeal. It has also issued an expedited briefing schedule for the appeal. On October 26, 2001, a three-judge panel of the Court of Appeals entered an order dissolving the temporary stay of the District Court's preliminary injunction granted on October 4, 2001, and denied the Company's motion for a stay of enforcement of the District Court's preliminary injunction while the appeal is pending.

     Because of the initial stay granted by the appellate court, the Company's Annual Meeting of Shareholders was not held on October 4 as had been scheduled. As required by applicable Florida corporate law, the Company will call a new shareholders' meeting and will set a new record date for that meeting.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: November 14, 2001                By: /s/ A.J. Elko
                                        -----------------------
                                        A.J. Elko
                                        Chief Executive Officer


Dated: November 14, 2001                By: /s/ Emmett A. Pais
                                        -----------------------
                                        Emmett A. Pais, CPA
                                        Chief Financial Officer