Form 10KSB
period 2001-12-31
JORDAN AMERICAN HOLDINGS INC
filed 2002-04-15
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                   -------------------------------------------
                         Commission File Number 0-18974

                         Jordan American Holdings, Inc.
                         ------------------------------

                 Florida                                   65-0142815
                 -------                                   ----------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)               Identification Number)

      333 W. Vine Street, Suite 206
              Lexington, KY                                   40507
              -------------                                   -----
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (859) 254-2240

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          -----------------------------

Check  whether the  Company  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for fiscal year 2001 were $426,556. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $152,780 based on the closing price of $0.03 as of February 26, 2002, multiplied by 5,092,683 shares of common stock.

As of February 26, 2002, the Company had a total of 14,217,266 shares of common stock outstanding.

--------------
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:
     Portions of Proxy Statements for 2002 Annual Meeting - Part III

                                      INDEX

PART 1                                                                      PAGE
Item 1.  Description of Business                                               2
Item 2.  Description of Properties                                             6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              7
Item 6.  Management's Discussion and Analysis                                  8
Item 7.  Financial Statements                                                 10
Item 8.  Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 10
Item 10. Executive Compensation                                               10
Item 11. Security Ownership of Certain Beneficial Owners and Management       10
Item 12. Certain Relationships and Related Transactions                       10
Item 13. Exhibits and Reports on Form 8-K                                     11

                                     PART I

ITEM 1. BUSINESS

General
-------

     Jordan  American  Holdings,  Inc.  ("JAHI"  or the  "Company"),  a  Florida
corporation incorporated in 1989, is a diversified company with four wholly-owned subsidiaries providing a range of financial products and services, including investment advisory services, broker/dealer and mutual fund distribution services, mutual fund administrative and transfer agent services and tax and business services. Investment advisory services are offered through Equity Assets Management, Inc. ("EAM"). IMPACT Financial Network, Inc. ("IFNI") offers brokerage services and mutual fund distribution services. Mutual fund administrative and transfer agent services are offered through IMPACT Administrative Services, Inc. ("IASI".) IMPACT Tax & Business Services, Inc. (`ITABS") offers a full range of accounting, tax and business services.

Developments during the fiscal year 2001 within the investment advisory company, the broker/dealer company, the mutual fund servicing company and the tax and business services company are described in the section below entitled "Operations."

W. Neal Jordan was removed as Chairman of the Board of Directors of the Company, as President and as Chief Executive Officer and Chief Investment Officer on June 4, 2001 by a majority vote of the Board of Directors of the Company. Mr. Charles
R. Clark succeeded Mr. Jordan as Chairman of the Board of Directors and Chief Investment Officer. Mr. A.J. Elko succeeded Mr. Jordan as Chief Executive Officer and President.

During the fiscal year ended December 31, 2001, the Company was not involved in any bankruptcy, receivership or similar proceedings or any other material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

Operations
----------

     JAHI historically conducted its investment advisory business under the name Equity Assets Management. In 2000, JAHI formed EAM as a wholly-owned subsidiary and moved its investment advisory business into EAM.

EAM is an investment advisory firm that specializes in the management of accounts, the majority of which are held by semi-affluent individual clients and billed on an incentive fee basis, containing equity securities of United States public companies. EAM manages investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, foundations and mutual funds. In 2001, EAM planned, with respect to its product line, to offer additional mutual fund products, including an insurance series developed for a variable annuity product. These additional products were developed but never distributed primarily due to the removal of W. Neal Jordan from his position as Senior Portfolio Manager for EAM.

     Incentive based advisory fees on assets under management for semi-affluent investors provide the largest portion of the Company's revenues, but have been declining since 2000. The Company believes that this trend may continue through 2002 and beyond. A semi-affluent investor generally has a total net worth greater than $1 million and less than $10 million. The assets of these and other clients have recently been declining primarily due to investment performance results achieved within the individual accounts. For the year ended December 31, 2001 no single client provided more than 5% of the

Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     The investment objective of the individually held portfolios is significant capital appreciation or growth. EAM is compensated for its management of these accounts through two primary methods. EAM receives a fixed advisory fee based on the value of assets under management or an incentive based advisory fee based upon the account's annual performance results, or a combination of the two.

     EAM managed 180 individual accounts with assets under management of approximately $19 million at December 31, 2001, down from $38 million at the prior year-end. Approximately 30% of the assets under management in these accounts pay the fixed percentage of assets fee of approximately 1.9% annually. Approximately 70% of the assets under management in these accounts are billed on an incentive fee basis, whereby the Company normally receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management.

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

     The Company also manages the Impact Total Return Portfolio (the "Portfolio"), a mutual fund with assets under management of approximately $6.6 million at December 31, 2001. The Company receives a management fee of 1.25% per annum calculated on the Portfolio's average daily net assets. Of this amount, the Company pays a sub-advisor .60% per annum of the Portfolio's average daily net assets for selecting the securities for the Portfolio.

The Company operates a registered broker-dealer, IMPACT Financial Network, Inc. ("IFNI"), which is a wholly owned-subsidiary of the Company and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC").

     Approximately 90% of EAM's individually managed accounts maintain brokerage accounts with IFNI for assets placed under EAM's management. IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions for orders executed through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing & Co., a member of SIPC, acts as clearing firm and custodian and processes all confirmations and monthly statements for EAM clients who choose to hold their accounts with IFNI. Clients may decide to custody their accounts at another brokerage institution of their own choosing.

     IFNI also serves as the national distributor for the Portfolio and other Impact Funds. IFNI receives a fee from the various funds in exchange for marketing and distributing the Funds. The fee varies according to the class of shares distributed. It is used to pay for marketing and distribution expenses related to the mutual fund, including sales commissions.

     Management believes that IFNI will continue to be a source of revenue for the Company primarily through the commissions earned on securities transactions.

     The Company operates a mutual fund servicing company, Impact Administrative Services, Inc. ("IASI"), which is a wholly owned subsidiary of the Company and a registered transfer agent with the Securities and Exchange Commission (the "SEC") and a member of the Investment Company Institute. IASI provides administrative, dividend disbursement and transfer agent services to the Portfolio. In 2001, the Company received a fee of .35% per annum of the Portfolio's average daily net assets to pay for costs associated with the administration of the Portfolio. The Company believes that IASI may become a potential revenue source for the Company by providing similar services to other funds and outside small mutual fund families.

     The Company acquired the assets of a tax preparation and tax planning services company in late 2000 through Impact Tax & Business Services, Inc., (ITABS) a wholly owned subsidiary of the Company formed in November 2000. ITABS, at December 31, 2001 provided tax planning and tax preparation services to approximately 181 individual clients, 55 individuals with sole proprietorships and 12 small businesses. The Company believes ITABS may continue to grow and become a stable revenue source for the Company. The Company is considering an expansion of ITABS products and services as a move to provide a more predictive source of revenue and future profits that are not subject to the same variables that can effect the Company's historic lines of business that are based upon performance-based fees.

     Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, including the onset of a long-term declining, or bear market; performance returns as influenced by EAM's investment advisory decisions; expense and related effectiveness of marketing efforts; and competition from other investment advisory companies and mutual funds. Other indirect influences, such as interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, international events, acts of terrorism, and other factors may also affect assets under management and corporate earnings.

The Industry
------------

     Revenues in the investment advisory business are determined primarily by fees based on the value of assets under management and on investment performance results. Therefore, the principal determinants of growth in the industry are the growth of individual assets under management and achieving positive investment performance results. In management's judgment, the major factors which influence growth in the industry are: (1) changes in the market value of securities; (2) net cash flow into or out of existing accounts; (3) gains of new or losses of existing accounts; and (4) the general stock market condition.

Competition
-----------

     EAM competes to manage investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations. Management believes that the most important factors affecting competition in the investment advisory business are: (1) the abilities and reputations of investment advisors;
(2) the differences in the investment performance results achieved by investment advisory firms; (3) the stability of a firm's workforce, especially of portfolio managers; (4) an effective marketing force and distribution system; and (5) quality of client services.

     EAM has many competitors, including other investment advisors, investment companies, broker-dealers and financial planners in addition to investment alternatives offered by insurance companies, banks, credit unions, securities dealers and other financial institutions. Many of these institutions possess large sales forces and significant financial resources, are able to engage in more extensive marketing and advertising than EAM and may offer accounts insured by the Federal Deposit Insurance Corporation.

Management believes the Company's long-term performance history for individually managed accounts, the adverse effect on EAM's reputation resulting from the circumstances surrounding the litigation initiated by W. Neal Jordan against the Company and the short-term and long-term market conditions and projections will substantially hinder the Company's ability to remain competitive within this highly competitive industry and hinder its ability to achieve long term success in the Company's historical core business. Therefore, the Company intends to consider a restructuring of EAM in 2002 (See Item 6, "Liquidity and Capital Resources").

Regulation
----------

     EAM is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. EAM is also subject to regulation by the SEC under the Investment Company Act of 1940. IFNI is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and is regulated by the SEC, state securities administrators and the NASD. IASI is registered as a transfer agent under the Exchange Act and is regulated by the SEC.

     By law, investment advisors and broker-dealers are fiduciaries and are required to serve their clients' interests with undivided loyalty. There is a potential conflict of interest because of the affiliation between EAM and IFNI. While EAM believes that its existing relationships are in compliance with applicable laws and regulations, because of this potential conflict of interest, the SEC may closely examine these relationships.

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

Employees
---------

     At March 1, 2002, the Company employed 8 full-time personnel, three of whom are executive officers of the Company. The Company utilizes the services of independent contractors to assist the employees in the operation of the Company's business.

ITEM 2. PROPERTIES

     The Company currently maintains its headquarters at 333 West Vine Street, Suite 206, Lexington, Kentucky. The Company also currently has satellite offices in Pittsburgh, Pennsylvania and Steamboat Springs, Colorado. In a move to reduce overhead and consolidate operations, the Company has recently sub-leased its offices in the Boston, Massachusetts area and is proceeding to sub-lease its Lexington, Kentucky offices and move its headquarters to the Pittsburgh, Pennsylvania area. All current properties are leased for a total of approximately $5,200 per month. All properties currently under a sub-lease agreement are sub-leased for a total of approximately $1,185 per month.

ITEM 3. LEGAL PROCEEDINGS

     On June 27, 2001, W. Neal Jordan initiated litigation against the Company and Messrs. A. J. Elko and Charles R. Clark in the United States District Court for the Eastern District of Kentucky. On October 2, 2001 the District Court issued a preliminary injunction to preclude, in connection with the Company's Annual Meeting of Shareholders scheduled to be held on October 4, 2001, the counting of the 3,100,000 shares of the Company's common stock issued on August 6, 2001, to the Kirkland S. & Rena B. Lamb Foundation in exchange for 1,500,000 shares of the Company's outstanding preferred stock. The Court denied without prejudice Mr. Jordan's motion for a preliminary injunction to prevent the Company from issuing any additional shares of the Company's common stock. The Court also denied the Company's motion to dismiss the litigation.

     On October 3, 2001, the Company appealed the District Court's issuance of the preliminary injunction to the United States Court of Appeals for the Sixth Circuit. On October 4, 2001, the Company filed an emergency motion for a stay of The District Court's preliminary injunction. That same day, a judge of the Court of Appeals issued an order enjoining the parties from holding any shareholder's meeting or conducting any shareholder's vote pending consideration by a regular three-judge motions panel of the Preliminary Injunction entered by the District Court. On October 25, 2001, the Court of Appeals granted the Company's motion to expedite the appeal. On October 26, 2001, a three-judge panel of the Court of Appeals entered an order dissolving the temporary stay of the District Court's preliminary injunction granted on October 4, 2001 and denied the Company's motion for a stay of enforcement of the District Court's preliminary injunction while the appeal is pending. On February 22, 2002, the District Court affirmed its order of January 25, 2002, denying all pending motions, pending a ruling by the Court of Appeals. The appellate court has not scheduled a hearing date as of the date of filing this document. The management of the Company does not believe the claims to be meritorious and does not expect the resolution of this matter to have a material adverse effect on the Company's operations.

In connection with a late 1997 examination of the Company, the SEC raised certain issues regarding possible violations of the federal securities laws in connection with the private placement of debentures of Boston Restaurant Associates, Inc. Management of the Company does not expect the resolution of this matter to have any material adverse effect on the Company's financial condition, results of operations or business.

     Other  than the  foregoing,  the  Company  is not a party  to any  material
litigation,   and  management  has  no  knowledge  of  any  threatened  material litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the third quarter of the 2001 fiscal year, the Company and Mr. W. Neal Jordan submitted solicitation for proxies to the shareholders to vote for competing slates of Board of Director nominees, and certain other matters, at the Company's Annual Meeting of Shareholder's scheduled for October 4, 2001. Because of the initial stay granted by the appellate court, as described in Item 3 above, the Annual Shareholder's Meeting was not held on October 4th, 2001. As required by applicable Florida corporate law, the Company will call a new shareholder's meeting and will set a new record date for that meeting. During the period covered by this report, no other matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock
-----------------------

     The Company's common stock currently trades on the OTC Bulletin Board under the symbol "JAHI." The following are the high and low sales prices for JAHI for the two-year period ended December 31, 2001. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2000         High            Low
---------------------------------------------------------
     First Quarter                  $0.42           $0.20
     Second Quarter                 $0.38           $0.13
     Third Quarter                  $0.29           $0.15
     Fourth Quarter                 $0.32           $0.13

Year Ended December 31, 2001         High            Low
---------------------------------------------------------
     First Quarter                  $0.18           $0.05
     Second Quarter                 $0.10           $0.05
     Third Quarter                  $0.15           $0.05
     Fourth Quarter                 $0.11           $0.05

     On February 26, 2002, the closing price of the Company's common stock was $0.03. As of February 26, 2002, approximately 1,015,000 shares of its common stock were held in accounts of EAM clients, which represented approximately 7% of the Company's outstanding shares of common stock as of December 31, 2001. Wallace Neal Jordan owned approximately 31% of the Company's outstanding shares of common stock at December 31, 2001.

Dividends
---------

Common

     The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 2001, the Company's policy was to retain all earnings for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and other such factors as the Board of Directors may deem relevant.

Preferred

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

     The Agreement provided that the Company declare and pay a cash dividend of $100,000 on the Outstanding Preferred Stock and exchange 3,500,000 shares of a new 2000 Convertible Preferred Stock (the "New Preferred Stock") for the 3,000,000 shares of the Outstanding Preferred Stock and cancellation of the $500,000 balance of the Dividend Arrearage. The New Preferred Stock is convertible into JAHI common stock at the rate of one share of common stock for each $3.50 of the face amount of the New Preferred Stock and will have a dividend rate of 3% for each of the calendar years 2001 through 2003, 4% for calendar year 2004, 5% for calendar year 2005, 6% for calendar year 2006, 7% for calendar year 2007, and 8% for calendar year 2008 and thereafter. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, for the issuance of the New Preferred Stock.

Shareholders
------------

     At December 31, 2001, there were 14,217,266 outstanding shares of the Company's common stock and 252 shareholders of record.

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

Results of Operations
---------------------

     Net loss for 2001 was $1,493,496 or $0.14 per common share and share equivalent compared to a net loss of $4,013 or $0.02 per common share and share equivalent for 2000. The increase in net loss was primarily caused by the decrease in investment advisory fees during 2001.

     Revenues from investment advisory fees for 2001 totaled $247,562 compared to $2,753,348 for 2000, a decrease of 91%. Realized losses on trading equity securities for 2001 were $250,914 compared to realized losses on trading equity securities of $283,407 for 2000.

     Commission revenues increased for 2001 to $351,138, as compared to $241,679 for 2000, an increase of approximately 45%. This increase was primarily due to an increase in the volume of securities transactions for client accounts by the Company based on its investment strategy, market conditions and other factors.

     Selling, general, and administrative ("SG&A") expenses of $2,091,690 were incurred during 2001, compared to SG&A expenses of $2,221,318 for 2000, a decrease of approximately 6%. The decrease in SG&A expenses stems primarily from a decrease in selling expenses related to fees paid to investment advisory sales representatives.

     Total other income (loss) was $171,638 for 2001, compared to ($467,815) for 2000. The increase in other income can be primarily attributed to unrealized gains on trading equity securities of $69,958 in 2001, compared to unrealized losses of $619,943 in 2000.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2001, the Company had cash and cash equivalents of $91,984 versus $1,029,173 at December 31, 2000. This decrease is primarily due to the decrease in net cash provided by operating activities.

     Marketable securities were valued at $49,298 at December 31, 2001, as compared to $328,609 at December 31, 2000, a decrease of approximately 85%. The decrease in marketable securities can be primarily attributed to the sale of a majority of the securities owned at December 31, 2000 in order to meet operating expenses in 2001.

     Net investment advisory fees receivable were $16,394 at December 31, 2001, as compared to $195,253 at December 31, 2000, a decrease of approximately 92%. This decrease can be primarily attributed to significantly lower incentive-based billings in 2001 as compared to 2000.

     Accounts payable and accrued expenses were $146,080 at December 31, 2001, as compared to $195,359 at December 31, 2000, a decrease of approximately 25%. The decrease in accounts payable and accrued expenses can be primarily attributed to lower accrued expenses for fees due investment advisor sales representatives. Accruals are based upon actual expenses incurred as well as unbilled expenses.

     Net cash used in operating activities for fiscal year 2001 was $911,441 compared to net cash provided by operations of $834,502 for the same period in 2000. This change was due primarily to the net loss for the year ended December 31, 2001.

     Net cash used in investing activities for fiscal year 2001 was $60,248 compared to $286,086 for 2000. This change was due primarily to the issuance of a note receivable related to the Company's investment in a start-up business as an "angel" investor in 2000.

     Net cash provided by financing activities for fiscal year 2001 was $34,500 compared to net cash used in financing activities of $100,000 in 2000. This change was due primarily the exercising of stock options during 2001.

At December 31, 2001, the Company had $141,282 in cash and marketable securities.

Negative stock market trends have impaired the Company's ability to gather new assets into the individually managed accounts. Negative investment performance within the individually managed accounts has impaired the Company's ability to earn performance-based revenues. Because of these negative trends, the Company may not generate sufficient revenues to continue current operations through the next twelve months. Management is currently considering the sale of the Boston Restaurant Debenture, is considering a restructuring of Equity Assets
Management, Inc. and/or may seek additional capital through the sale of equity to meet the cash requirements needed to sustain current operations over the next few months. If the Company cannot raise additional capital, sell the Boston Restaurant Debenture or restructure Equity Assets Management, Inc. in the near future, the Company will need to cease operations in its present form. No assurances can be given that management's efforts will be successful.

ITEM 7. FINANCIAL STATEMENTS

     Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices. Information with respect to this item is contained in the consolidated financial statements beginning on page 13 of this report. Such information is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index.

(b)  Reports on Form 8-K: None

                                  EXHIBIT INDEX

Exhibit   Description                                                       Page
Number

 3.1      Articles of Incorporation, as amended                              (1)
 3.2      Bylaws, as amended                                                 (2)
 4.1      Specimen Certificate of Common Stock                               (2)
 4.2      Specimen Warrant Certificate                                       (2)
 4.3      Form of Warrant Agreement, as amended                              (2)
 4.4      Form of IPO Underwriter's Warrant                                  (2)
 4.5      Specimen Certificate of 2000 Variable Rate
          Convertible Cumulative Preferred Stock                             (1)
10.1      Employment Agreement between the Company and
          Wallace Neal Jordan                                                (3)
10.2      Non-Competition Agreement between the Company
          and Wallace Neal Jordan                                            (3)
21        Subsidiaries of the Company                                        (1)
23.1      Spicer Jeffries & Co., Consent                                     (1)
(1)  Filed herewith.
(2) Incorporated herein from certain exhibits to the Company's Registration Statement on Form S-1, File No. 33-31324, as declared effective by the Securities and Exchange Commission on June 5, 1990. Incorporated herein from certain exhibits to the Company's Current Report on Form 8-K dated August 15, 1991.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JORDAN AMERICAN HOLDINGS, INC.
                                    (Registrant)

Dated, 2002                 By: /s/ A. J. Elko
                               ---------------------------------
                                    A. J. Elko,
                                    President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated, 2002                 By: /s/ A. J. Elko
                               ---------------------------------
                                    A. J. Elko,
                                    President, Chief Executive Officer, Director

Dated, 2002                 By: /s/ Charles R. Clark
                               ---------------------------------
                                    Charles R. Clark,
                                    Chairman of the Board of Directors,
                                    Chief Investment Officer

Dated, 2002                 By: /s/ Emmett A. Pais, CPA
                               ---------------------------------
                                    Emmett A. Pais,
                                    Chief Financial Officer, Secretary,
                                    Treasurer

Dated, 2001                 By: /s/ Gerald L. Bowyer
                               ---------------------------------
                                    Gerald L. Bowyer,
                                    Director

Dated, 2001                 By: /s/ Richard Williams
                               ---------------------------------
                                    Richard Williams,
                                    Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Jordan American Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 9.

                                        /s/ SPICER, JEFFRIES & CO.

Denver, Colorado
March 1, 2002

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ===========================

                                                             December 31,
               ASSETS                                     2001          2000
               ------                                     ----          ----

ASSETS:
  Cash and cash equivalents                           $    91 984   $ 1 029 173
  Marketable securities                                    49 298       328 609
  Investment advisory fees receivable, net of
     allowance for doubtful accounts of $37,113
     and $27,820                                           16 394       195 253
  Deposit with clearing broker                             25 000        25 000
  Other receivables, net of allowance for doubtful
     accounts of $127,177                                  55 291        73 548
  Other assets                                             83 501        46 051
  Intangible assets, net of accumulated
     amortization of $8,258 and $939 (Note 5)              86 359        83 564
  Property, equipment and leasehold improvements,
     at cost net of accumulated amortization and
     deprecation of $217,924 and $169,110                 124 689       110 148
  Receivable from officer (Note 5)                         22 310        61 697
  Notes receivable (Note 3)                               500 000       650 000
                                                      -----------   -----------

        TOTAL ASSETS                                  $ 1 054 826   $ 2 603 043
                                                      ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses               $   146 080   $   195 359
  Payable to officer (Note 5)                                  --        26 166
  Deferred investment advisory fees                        13 249        27 025
                                                      -----------   -----------
        TOTAL LIABILITIES                                 159 329       248 550
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Note 4):
  Variable rate, cumulative, convertible,
     non-voting preferred stock, $0.01 par value,
     $1.00 liquidation value, authorized 5,000,000
     shares; issued and outstanding 2,000,000 and
     3,500,000 shares, respectively                        20 000        35 000
  Common stock, $0.001 par value, authorized
     20,000,000 shares; issued and outstanding
     14,217,266 and 10,421,266 shares,
     respectively                                          14 217        10 421
  Additional paid-in capital                            4 463 657     4 417 953
  Deficit                                              (3 602 377)   (2 108 881)
                                                      -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                        895 497     2 354 493
                                                      -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1 054 826   $ 2 603 043
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================

                                                       Year Ended December 31,
                                                          2001          2000
                                                          ----          ----

REVENUE:
  Investment advisory fees                            $   247 562   $ 2 753 348
  Commission income                                       351 138       241 679
  Business services and other                              78 770        15 369
  Realized loss on trading securities                    (250 914)     (283 407)
                                                      -----------   -----------
        TOTAL REVENUE                                     426 556     2 726 989
                                                      -----------   -----------

OPERATING EXPENSES:
  Salaries and related expenses                           808 450       743 679
  Commission expense                                      140 700       519 292
  General and administrative                              199 599       245 368
  Professional fees                                       394 591       224 679
  Communications and data processing                       88 611        96 482
  Licenses, registrations and franchise taxes              45 654        59 658
  Insurance                                                51 630        74 731
  Travel and entertainment                                 59 361        72 673
  Marketing                                                63 919        62 577
  Clearing costs                                           94 264        54 992
  Depreciation and amortization                            56 133        37 044
  Occupancy and equipment                                  88 778        30 143
                                                      -----------   -----------
        TOTAL OPERATING EXPENSES                        2 091 690     2 221 318
                                                      -----------   -----------

        OPERATING INCOME (LOSS)                        (1 665 134)      505 671
                                                      -----------   -----------

OTHER INCOME (LOSS):
  Change in unrealized gain (loss) on
     trading securities                                    69 958      (619 943)
  Interest and dividends                                   78 550       149 477
  Other, net                                               23 130         2 651
                                                      -----------   -----------
        TOTAL OTHER INCOME (LOSS)                         171 638      (467 815)
                                                      -----------   -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                  (1 493 496)       37 856

  Provision for state income taxes (Note 6)                    --       (41 869)
                                                      -----------   -----------

NET LOSS                                              $(1 493 496)  $    (4 013)
                                                      ===========   ===========

Basic and diluted loss per common share               $      (.14)  $      (.02)
                                                      ===========   ===========

Basic and diluted weighted-average number of
  common shares outstanding                            11 737 737    10 421 266
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ==========================================================

                                          Preferred Stock              Common Stock          Additional                   Total
                                         $ 0.01 Par Value           $ 0.001 Par Value         Paid-in                  Stockholders'
                                       Shares        Amount        Shares        Amount       Capital       Deficit       Equity
                                       ------        ------        ------        ------       -------       -------       ------
BALANCES, DECEMBER 31, 1999           3 000 000   $    30 000    10 421 266   $    10 421   $ 4 502 853   $(2 104 868)  $ 2 438 406

  Retirement of preferred stock      (3 000 000)      (30 000)           --            --    (2 970 000)           --    (3 000 000)

  Issuance of preferred stock         3 500 000        35 000            --            --     3 465 000            --     3 500 000

  Dividends on preferred stock               --            --            --            --      (600 000)           --      (600 000)

  Issuance of stock options in
     connection with asset
     purchase                                --            --            --            --        20 100            --        20 100

  Net loss                                   --            --            --            --            --        (4 013)       (4 013)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCES, DECEMBER 31, 2000           3 500 000        35 000    10 421 266        10 421     4 417 953    (2 108 881)    2 354 493

  Conversion of preferred stock      (1 500 000)      (15 000)    3 100 000         3 100        11 900            --            --

  Exercise of stock options                  --            --       696 000           696        86 304            --        87 000

  Dividends on preferred stock               --            --            --            --       (52 500)           --       (52 500)

  Net loss                                   --            --            --            --            --    (1 493 496)   (1 493 496)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCES, DECEMBER 31, 2001           2 000 000   $    20 000    14 217 266   $    14 217   $ 4 463 657   $(3 602 377)  $   895 497
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH

                                                       Year Ended December 31,
                                                          2001          2000
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $(1 493 496)  $   (4 013)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         56 133        37 044
     Unrealized loss on note receivable                   150 000            --
     Decrease in receivable from clearing broker               --         5 435
     Decrease in other receivables                         18 257        11 915
     Decrease in investment advisory fees
        receivable                                        178 859       651 654
     Decrease in trading marketable securities            279 311       279 273
    (Increase) decrease in other assets                   (37 450)       56 284
     Decrease in accounts payable and accrued
        expenses                                          (49 279)     (194 815)
     Decrease in deferred investment advisory fees        (13 776)       (8 275)
                                                      -----------   -----------

        NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                    (911 441)      834 502
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in receivable from officer           39 387       (35 141)
  Increase (decrease) in payable to officer               (26 166)       26 166
  Capital expenditures, net                               (73 469)      (42 111)
  Issuance of note receivable                                  --      (150 000)
  Purchase of assets from related entity                       --       (85 000)
                                                      -----------   -----------

        NET CASH USED IN INVESTING ACTIVITIES             (60 248)     (286 086)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Exercise of stock options                                87 000            --
  Dividends on preferred stock                            (52 500)     (100 000)
                                                      -----------   -----------

        NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                      34 500      (100 000)
                                                      -----------   -----------

The accompanying notes are an integral part of these statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH
                                   (Continued)

                                                       Year Ended December 31,
                                                          2001          2000
                                                          ----          ----

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (937 189)      448 416

CASH AND CASH EQUIVALENTS, beginning of year            1 029 173       580 757
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of year                $    91 984   $ 1 029 173
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Interest paid                                    $     1 755   $     3 608
                                                      ===========   ===========
     Income taxes paid                                $        --   $    52 851
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Issuance of preferred stock for retirement of
     preferred stock and dividends in arrears         $        --   $ 3 500 000
                                                      ===========   ===========
  Conversion of preferred stock into common stock     $    15 000   $        --
                                                      ===========   ===========

  During the year ended December 31, 2000, the Company purchased assets from a related entity for cash and common stock options. In connection with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired                 $   107 288
        Cash paid                                         (85 000)
        Common stock options issued                       (20 100)
                                                      -----------

           Liabilities assumed                        $     2 188
                                                      ===========

The accompanying notes are an integral part of these statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

Jordan American Holdings, Inc. and Subsidiaries (JAHI/the Company) was incorporated in Florida in May 1989. JAHI has conducted its investment advisory business under the name of Equity Assets Management. In 2001, JAHI announced the formation of a wholly owned subsidiary named Equity Assets Management, Inc.
(EAM) and moved its investment advisory business into that entity. EAM provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund with its customers located substantially in the United States. EAM is registered as an investment advisor under the Investment Advisor Act of 1940.

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

Investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the contract anniversary date. Fees due to sales representatives are recognized when such fees are earned.

Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting.

For purposes of the statements of cash flows, the Company considers money market funds at brokers with maturities of three months or less to be cash equivalents.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)
-------------------------------

Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. Restricted securities are valued based on the judgment of the Company's management reflecting various factors as to the amount that the Company might reasonably expect to receive upon disposition to a willing purchaser. Consideration is given to factors such as earnings history, financial condition, recent sales prices of the issuer's securities and the proportion of securities owned. The cost of marketable securities was $114,104 and $613,373 at December 31, 2001 and 2000 respectively.

The Company has entered into an agreement with a clearing broker that requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a cash equivalent for financial reporting purposes.

Property, equipment and leasehold improvements are carried at cost. Depreciation and amortization is computed using straight-line and accelerated methods over the estimated useful lives of the related assets ranging from three to seven years.

Intangible assets are amortized on a straight-line basis over a period of fifteen years.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Net income (loss) per common share has been adjusted to reflect preferred stock dividends paid or in arrears of $105,000 and $240,000 for the years ending December 31, 2001 and 2000 (see Note 4).

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT ACCOUNTING POLICIES (continued)
-------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Certain 2000 amounts have been reclassified to conform to the current year presentation.

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed Impact Management Investment Trust (the Trust), which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). The Trust includes two series (the Portfolio). EAM is the investment advisor of the Trust and IFNI is the primary distributor of the Trust.

At December 31, 2001 and 2000, the market value of the Company's investment in the Portfolio was $1,608 and $1,348, respectively, which is included in marketable securities in the accompanying consolidated balance sheets. As investment advisor of the Portfolio, EAM receives an annual investment advisory fee equal to 1.25% of the Portfolio's average daily net assets. Of this amount, 60 basis points is paid to the sub advisor of the Trust.

NOTE 3 - NOTES RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 14%.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share. The Company's management has estimated the value of the BRAI warrants to be $-0-at December 31, 2001 and 2000. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 3 - NOTES RECEIVABLE (concluded)

In March 2000, the Company issued an unsecured Convertible Subordinated Bridge Note Receivable for $150,000. The note bears interest at 10% and matures on May 31, 2001. The Company is entitled to receive a 4% equity interest in this entity if and when it completes a public offering of its securities. The note is convertible into Series A Convertible Preferred Stock. The Company has estimated the value of this investment to be $-0- at December 31, 2001.

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers.

NOTE 4 - STOCKHOLDERS' EQUITY

At December 31, 2001, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

The Company also has outstanding underwriter warrants related to the initial public offering entitling the Company's former president to purchase 44,545 units at a price of $2.58 per unit expiring through January 8, 2011. Each unit contains five shares of common stock and five stock warrants; two warrants entitle the holder to purchase one share of common stock for $.60 per share.

JAHI has authorized 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series, to determine the rights thereto, and to fix the number of shares on any series of preferred stock and the designation of any such series.

The Company issued 3,000,000 shares of 8% cumulative, convertible, non-voting preferred stock and one share of common stock to a customer of EAM in a private placement offering. In connection with this offering, 750,000 shares of common stock were given to the Company to distribute to the preferred shareholder by three officers of the Company for no additional consideration.

From February 1993 until June 30, 1998, the Company made semi-annual cash dividend payments on its cumulative convertible non-voting preferred stock at a rate of 8% per annum. The Company did not make any dividend payments on this stock in 1999. On December 31, 2000, the Company entered into a preferred stock exchange agreement (the "Agreement") with its sole preferred shareholder (the "Shareholder"). The Shareholder was the owner of 3,000,000 shares of the Company's 8% Convertible Redeemable Cumulative Preferred Stock (the "Outstanding Preferred Stock"). The Company was in arrears with respect to the payment of dividends on the Outstanding Preferred Stock, which arrearages totaled $600,000 as of December 31, 2000 (the "Dividend Arrearage").

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

The Agreement provided that the Company declare and pay a cash dividend of $100,000 on the Outstanding Preferred Stock and exchange 3,500,000 shares of a new 2000 Convertible Preferred Stock (the "New Preferred Stock") for the 3,000,000 shares of the Outstanding Preferred Stock and cancellation of the $500,000 balance of the Dividend Arrearages. The New Preferred Stock has a dividend rate of 3% for each of the calendar years 2001 through 2003, 4% for calendar year 2004, 5% for calendar year 2005, 6% for calendar year 2006, 7% for calendar year 2007, and 8% for calendar year 2008 and thereafter. The New Preferred Stock is convertible at the option of the holder into fully paid and non-assessable shares of common stock at the rate of one share of common stock for each $3.50 in face amount of the New Preferred Stock. Unpaid and accrued dividends shall be credited to the conversion price.

In August 2001, the Company issued 3,100,000 shares of common stock in exchange for 1,500,000 shares of the New Preferred Stock. In addition, the preferred stock agreement was modified to provide that the dividend rate for the remainder of 2001 and for 2002 is 5.25%. During the year ended December 31, 2001, the Company declared and paid a cash dividend of $52,500. At December 31, 2001, dividends in arrears totaled $52,500.

In August 2001, the Company's former president exercised options to purchase 696,000 shares of common stock at $.125 per share, for proceeds of $87,000.

In connection with the preferred stock issuances, the Company obtained "key man" life insurance on the Company's former president, in the amount of $2,500,000. The holder of Preferred Stock is the direct beneficiary and will be redeemed at the rate of $1.25 per share, in exchange for such shares. In addition, the Company maintains life insurance on the former president and certain officers aggregating $3,250,000, with the Company as the primary beneficiary.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to an officer bearing interest at a rate of 10% per annum in the amount of $22,310 and $61,697, including accrued interest, at December 31, 2001 and 2000, respectively.

On November 30, 2000, the Company purchased certain assets of a tax preparation and tax planning services company from an officer and shareholder of JAHI valued at $105,100 as determined by the Board of Directors of the Company. The purchase included a client database in the amount of $71,025 and goodwill of $13,478, which are included on the accompanying balance sheets as intangible assets. The Company issued 100,500 stock options valued at $20,100 as part of the purchase price. In connection with the purchase, the Company owed the officer $26,166 at December 31, 2000. During the year ended December 31, 2001, the Company repaid the amount owed.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 6 - INCOME TAXES

For the year ended December 31, 2000, the Company utilized approximately $990,000 of its net operating loss carryforward to offset taxes currently payable. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carryforwards for U.S. income tax purposes. The difference between net income for financial statement purposes and net income for income tax purposes is primarily due to realized and unrealized losses of approximately $181,000 and $903,000 as of December 31, 2001 recognized for financial reporting purposes and not for income tax reporting purposes.

As of December 31, 2001 and 2000, the Company had approximately $4,270,000 and $2,000,000, respectively in pretax U.S. net operating loss carryforwards, expiring through the year 2021. A large portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code.

The deferred tax assets that result from such operating loss carryforwards of approximately $1,450,000 and $680,000 at December 31, 2001 and 2000,
respectively, have been fully reserved for in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, the valuation allowance established against the net operating loss carryforwards increased (decreased) by $770,000 and $(336,600), respectively.

As of December 31, 2001 and 2000, the Company also had U.S. net capital loss carryforwards of approximately $796,000 and $545,000, respectively, which expire through 2006. The deferred tax assets of approximately $271,000 in 2001 and $185,000 in 2000 that result from the capital loss carryforwards have been fully reserved for in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, the valuation allowance established against the capital loss carryforwards increased by $251,000 and $268,000, respectively.

NOTE 7 - STOCK OPTIONS

During August 1991, the Board of Directors of JAHI approved the Long-Term Incentive Plan (the "Plan"), a stock option plan. The aggregate number of shares of common stock that may be granted by the Company will not exceed a maximum of 2,000,000 shares during the period of the Plan.

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

NOTE 7 - STOCK OPTIONS (continued)

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

The Company has also issued certain stock options outside of the Plan. Information with respect to all options is as follows:

                                     Long-Term                                                       Weighted
                                     Incentive         Other                          Exercise       Average
                                        Plan          Options          Total        Price Range   Exercise Price
                                        ----          -------          -----        -----------   --------------
Balances at December 31, 1999          1 585 482         287 200       1 872 682   $ 0.13 - 2.00   $        0.56
   Granted                                58 750              --          58 750     0.20 - 0.35            0.31
   Forfeited                                  --              --              --              --              --
                                   -------------   -------------   -------------   -------------   -------------

Balances at December 31, 2000          1 644 232         287 200       1 931 432     0.13 - 2.00            0.55
   Granted                                70 000              --          70 000     0.13 - 0.13            0.13
   Exercised                            (696 000)             --        (696 000)    0.13 - 0.13            0.13
   Forfeited                            (102 500)             --        (102 500)    1.12 - 1.38              --
                                   -------------   -------------   -------------   -------------   -------------

Balances at December 31, 2001            915 732         287 200       1 202 932   $ 0.13 - 2.00   $        0.72
                                   =============   =============   =============   =============   =============

Number of options exercisable
at December 31, 2000                   1 422 532         257 200       1 679 732   $ 0.13 - 2.00   $        0.55
                                   =============   =============   =============   =============   =============

Number of options exercisable
at December 31, 2001                     789 732         267 200       1 056 932   $ 0.13 - 2.00   $        0.55
                                   =============   =============   =============   =============   =============

At December 31, 2001 and 2000 respectively, 1,084,268 and 355,768 share options were available for future grant under the Plan.

The following table summarizes additional information regarding all stock options outstanding at December 31, 2001:

                        *                                                       *
                      Number         Weighted-Average      Weighted           Number            Weighted
   Exercise       Outstanding at         Remaining         Average        Exercisable at        Average
    Prices       December 31, 2001   Contractual Life   Exercise Price   December 31, 2001   Exercise Price
    ------       -----------------   ----------------   --------------   -----------------   --------------
$ 0.13 - 0.38          577 232          6.5 years          $   0.20            472 232          $   0.21
  0.57 - 1.00        1 583 200          7.6 years              0.62          1 542 200              0.66
  1.02 - 1.50          180 500          4.2 years              1.19            180 500              1.19
  1.56 - 2.00           75 500          2.0 years              1.87             75 500              1.87
                    ----------                                              ----------
                     2 416 432                                               2 270 432
                    ==========                                              ==========

*    Includes 1,213,500 stock options and warrants discussed in Notes 4 and 5.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 7 - STOCK OPTIONS (continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2001 and 2000 consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                        2001           2000
                                                        ----           ----

     Net income (loss)              As reported     $    (1 493    $    (4 013)
                                    Pro forma              (496)       (19 564)
     Basic and diluted earnings     As reported      (1 502 146)          (.02)
        (loss) per common share     Pro forma              (.14)          (.02)
                                                           (.14)

The fair value of each option grant was estimated at the date of the grant using the Black-Schoels option pricing model with the following assumptions for 2001 and 2000: risk-free interest rate of 4.3% and 5.5%; no dividend yield; expected life of 10 years; and volatility of 118% and 99%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.

NOTE 8 - COMMITMENTS

The Company leases office space from unrelated entities under month-to-month agreements and non-cancelable operating leases expiring through 2003. Future minimum lease payments under the leases as of December 31, 2001 are approximately as follows:

               Year              Amount
               ----              ------

               2002           $    49 500
               2003                40 100
                              -----------
                              $    89 600
                              ===========

Total rent expense for the years ended December 31, 2001 and 2000 was approximately $71,718 and $24,000, respectively.

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

In the Company's investment activities, the Company has purchased securities for its own account and may incur losses if the market value of the securities decline subsequent to December 31, 2001.

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

The Company's financial instruments, including cash and cash equivalents, receivables, other assets, payables and other liabilities, are carried at amounts that approximate fair value due to the short-term nature of those instruments. The Company's marketable securities are carried at the December 31, 2001 market value.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES (continued)

The former President of the Company and his son filed a complaint against the Company and two of its officers seeking an injunction against current management based upon violation of federal securities laws and breaches of the common law fiduciary duty of directors of a Florida corporation. The management of the Company does not believe the claims to be meritorious and does not expect the resolution of this matter to have a material adverse effect on the Company's operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise capital through the issuance of common stock and/or selling certain subsidiaries or assets of the Company. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of and Enterprise and Related Information". This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement was adopted by the Company for the year ended December 31, 1997. The Company does not have segments, therefore, this statement had no effect on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established standards for derivative instruments, including certain derivatie instruements imbedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137. SFAS No. 133 was then futher amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. The Company adopted this statement during the year ended December 31, 2001. The Company does not have derivative instruments, therefore, this statement had no effect on the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement established standards for financial accounting and reporting for business combinations. This statement applies to all business combinations initiated after June 30, 2001. The Company adopted this statement during the year ended December 31, 2001, and it had no effect on the Company.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement established standards for accounting and reporting for acquired goodwill and other intangible assets. This statement also established how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt this statement during the fiscal year beginning January 1, 2002. The Company does not anticipate that this statement will have any effect on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". This statement established standards for accounting and reporting for the impairment or disposal of long-lived assets. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt this statement during the fiscal year beginning January 1, 2002, and does not anticipate that this statement will have any effect on the Company.

NOTE 11 - REGULATORY REQUIREMENTS

IFNI is a registered broker-dealer in securities with the Securities and Exchange Commission and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the net capital rule"). Pursuant to the net capital rule, IFNI is required to maintain a minimum net capital, as defined under such rule. At December 31, 2001, IFNI had net capital and net capital requirements of $29,953 and $5,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was .19 to 1. According to Rule 15c3-1, the Company's net capital ratio shall not exceed 15 to 1. Therefore, on a consolidated basis as of December 31, 2001, net assets of $5,000 are not available for any purpose other than meeting IFNI's net capital requirements.