Form 10QSB
period 2002-03-31
JORDAN AMERICAN HOLDINGS INC
filed 2002-05-15
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the Transition Period From _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

As of May 1, 2002, 14,217,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

               Consolidated Balance Sheets ...............................     3

               Consolidated Statements of Operations .....................     4

               Consolidated Statements of Cash Flows .....................     5

               Notes to Consolidated Financial Statements ................     6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

               Results of Operations .....................................    10

               Liquidity and Capital Resources ...........................    12

               Risk Factors, Trends & Uncertainties ......................    12

PART II

ITEM 1    LEGAL

               Legal Proceedings .........................................    13

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,       DECEMBER 31,
     A S S E T S                                                                  2002             2001
                                                                              ------------     ------------
CURRENT ASSETS                                                                (Unaudited)       (Audited)
  Cash & cash equivalents                                                     $         --     $     91,984
  Marketable Securities at market value                                              6,696           49,298
  Investment advisory fee - net                                                     24,928           16,394
  Deposit with clearing broker                                                      25,094           25,094
  Receivable from stockholders                                                      22,669           22,310
  Prepaid expenses                                                                  45,499           83,407
  Other receivable                                                                  91,369           55,291
                                                                              ------------     ------------
       Total current assets                                                        216,255          343,778
                                                                              ------------     ------------
FIXED ASSETS
  Property & equipment - net of accumulated depreciation and
     amortization of $ 229,615 and $ 217,923                                       114,107          124,689
                                                                              ------------     ------------
OTHER ASSETS
  Boston Restaurant Debentures                                                     500,000          500,000
  Intangible Assets - Net of amortization of $ 10,172 and $ 8,258
     respectively                                                                   84,445           86,359
                                                                              ------------     ------------
       Total Other Assets                                                          584,445          586,359
                                                                              ------------     ------------
            Total Assets
                                                                              $    914,807     $  1,054,826
                                                                              ============     ============
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $    182,328     $    146,080
  Deferred revenue                                                                   9,058           13,249
  Notes payable - officer                                                           16,400               --
                                                                              ------------     ------------
       Total Current Liabilities                                                   207,786          159,329
                                                                              ------------     ------------
STOCKHOLDERS EQUITY
 Preferred stock variable rate, cumulative, convertible, non-voting,
     $0.01 par value, $1.00 liquidation value, authorized 5,000,000 shares
     issued and outstanding 2,000,000 shares                                        20,000           20,000
 Common stock, $0.001 par value, authorized 20,000,000 shares:
     issued and outstanding 14,217,266 shares                                       14,217           14,217
  Additional Paid in Capital                                                     4,463,657        4,463,657
  Accumulated Deficit                                                           (3,790,853)      (3,602,377)
                                                                              ------------     ------------
       Total Stockholders Equity                                                   707,021          895,497
                                                                              ------------     ------------
Total Liabilities & Stockholders Equity                                       $    914,807     $  1,054,826
                                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
REVENUES
  Commission income                                                           $     79,070     $     18,594
  Investment advisory fees                                                          64,732          125,120
  Tax and business service income                                                   32,870           28,744
  Realized equity gain / (loss) from investments                                   (25,934)              --
                                                                              ------------     ------------

       Total Revenue                                                               150,738          172,458

Selling, General and Administrative Costs                                          387,260          478,947
                                                                              ------------     ------------

       Net Operating Income (Loss)                                                (236,522)        (306,489)
                                                                              ------------     ------------

Other Income & Expenses
  Dividend and interest Income                                                      18,103           28,293
  Other Income                                                                          20              982
  Unrealized equity gain / (loss) from investments                                  29,922          (75,195)
                                                                              ------------     ------------

       Total Other Income (loss)                                                    48,045          (45,920)
                                                                              ------------     ------------

       Net Income (Loss) before income taxes                                      (188,477)        (352,409)

Income tax provision                                                                    --               --
                                                                              ------------     ------------

       Net Income (Loss)                                                      $   (188,477)    $   (352,409)
                                                                              ============     ============

Basic earnings attributable to Common Stock
      per Common Share                                                        $      (0.02)    $      (0.04)
                                                                              ============     ============

Diluted earnings attributable to Common Stock
      per Common Share                                                        $      (0.02)    $      (0.04)
                                                                              ============     ============

Weighted -average number of Common shares outstanding:
       Basic                                                                    14,217,266       10,421,266
                                                                              ============     ============

       Diluted                                                                  14,217,266       10,421,266
                                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2002             2001
                                                                              ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net Income (Loss)                                                             $   (188,477)    $   (352,409)

Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
     Depreciation and amortization                                                  13,605           13,464
     Valuation adjustments                                                         (29,922)          75,195
     Realized loss from investments                                                 25,934
     Changes in operating assets and liabilities:
          Investment advisory fees                                                  (8,534)           3,480
          Prepaid expenses                                                          37,908          (21,840)
          Other receivable                                                         (36,078)          (8,720)
          Receivable from shareholders                                                (359)           2,502
          Accounts payable and other accrued expenses                               36,248          (37,500)
          Notes payable - Officer                                                   16,400          (15,494)
          Deferred investment advisory fees                                         (4,191)          (7,682)
          Software license payable                                                                   (7,753)
                                                                              ------------     ------------

               Net Cash Provided By (Used In) Operating Activities                (137,466)        (356,757)
                                                                              ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
Trading marketable securities                                                       46,591          (12,000)
Intangible Assets                                                                                   (10,114)
Capital expenditures                                                                (1,109)         (47,309)
                                                                              ------------     ------------

               Net Cash Provided By (Used In) Investing Activities                  45,482          (69,423)
                                                                              ------------     ------------

               Net Increase (Decrease) in Cash and Cash Equivalents                (91,984)        (426,180)

Cash and Cash Equivalents, beginning of period                                      91,984        1,029,173
                                                                              ------------     ------------

Cash and Cash Equivalents, end of period                                      $         --     $    602,993
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

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries. ITABS provides general and administrative services to its affiliates at rates substantially lower than the fair market value of those services. Through March 31, 2002, ITABS had inter-company revenue from these services amounting to $17,250. These and all other significant inter-company transactions have been eliminated during consolidation. In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company at the date of the interim balance sheet and the results of operations for the interim periods covered. The results for interim periods are not necessarily indicative of results for a full year. The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of the that date. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - IMPACT MANAGEMENT INVESTMENT TRUST

The Company formed IMIT, which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). IMPACT Total Return Portfolio (the "Portfolio") is the initial Series of the Trust. IMPACT 25 Fund (the "Fund") is the second series of the Trust and became effective April 1, 2002. EAM is the investment advisor of the Trust and IFNI is the primary distributor of the Trust.

As investment advisor of the Portfolio, the Company receives an annual investment advisory fee equal to 1.25% and 1.20% of the Portfolio's and Fund's average daily net assets respectively. Of this amount, 60 basis points are paid to the sub advisor of the Portfolio.

NOTE 3 - NOTES RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. ("BRAI"). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 14%.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share.

The Company's management has estimated the value of the BRAI warrants to be $-0-at March 31, 2002 and December 31, 2001. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At March 31, 2002 and December 31, 2001, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

On August 6, 2001, the Company issued 3.1 million shares of common stock, par value $.001 per share in exchange for 1.5 million shares of preferred stock, par value $.01 per share. In addition,

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

the Company modified the outstanding preferred stock to provide that the dividend rate for the remaining semi-annual payment for 2001 and for the two semi-annual payments for 2002 be set at 5.25%. The Company is in arrears with respect to the payment of dividends on the outstanding preferred stock in the amount of $52,500 as of December 31, 2001.

In connection with the original preferred stock offering, the Company obtained "key man" life insurance on the Company's former president, in the amount of $2,500,000. The Company did not renew this insurance policy because the former president is no longer employed by the Company. In addition, the Company maintains life insurance on certain officers aggregating $1,500,000, with the Company as the primary beneficiary.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan to a former officer bearing interest at a rate of 10% per annum in the amount of $22,669 and $22,310 at March 31, 2002 and December 31, 2001, respectively. A demand for payment has been made by the Company, but the former officer has not satisfied the note. The Company is considering its options with regards to the collection of this note.

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

In March 2002, an officer of the Company provided a short-term loan to the Company in the amount of $16,400 in order to help the Company meet its short-term obligations. The loan was made interest free and is expected to be repaid within 90 days.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

Results of Operations

EAM's assets under management within the individually managed accounts were $18.05 million as of March 31, 2002, compared to $19.32 million under management on December 31, 2001. The net $1.27 million change in assets under management during the quarter resulted from investment gains and appreciation of $.16 million and a net client cash outflow of $1.43 million. At March 31, 2002, $12.56 million of these assets were in performance fee accounts, and $5.49 million were in flat fee accounts.

In an effort to improve the investment performance of the individually managed accounts, EAM entered into a Model Portfolio Agreement with Denali Advisors, LLC ("Denali"), an institutional money manager with approximately $400 million in assets under management, effective September 1, 2001. This model portfolio will be used in conjunction with the management of EAM's individually managed accounts with EAM paying Denali 30 basis points annually on accounts using this model portfolio. At March 31, 2002, $9.5 million in client accounts were operating under the model portfolio: $ 6.1 million in performance fee accounts and $3.4 million in flat fee accounts. Management anticipates additional client accounts will be placed under the new agreement in the next quarter. Under this new agreement, performance fee clients will be invoiced 50 basis points annually plus a percentage of the realized income achieved in the accounts. Under the old agreement EAM could not invoice clients for performance-based fees until the account value for the client surpassed its historical "high water mark". The new agreement will not require EAM to exceed the historical highs but will allow EAM to have a new performance based relationship with the client. In exchange for the client agreeing to these new terms, EAM will not invoice performance fees on the first 10% of realized income. The contracts for the flat fee clients using the model portfolio have not changed.

IMIT's assets in the mutual funds were $8.8 million as of March 31, 2002, compared to $6.6 million under management on December 31, 2001. The net $2.2 million change in assets in the mutual funds during the quarter resulted from investment gains and appreciation of $0.7 million and positive cash flow of $1.5 million.

                        THREE MONTHS ENDED MARCH 31, 2002
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

The Company had a net loss for the three months ended March 31, 2002, of $188,477 or ($0.02) per common share compared to a net loss of $352,409 or ($0.04) per common share for the same period in 2001.

The decrease in the net loss for this period compared to the net loss for the same period last year stems primarily from lower selling, general and administrative expenses and lower net trading losses despite lower revenues from performance fee based managed accounts during this period.

The Company had an operating loss of $236,522 for the three months ended March 31, 2002 compared to an operating loss of $306,489 for the same period in 2001. This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

For the three months ended March 31, 2002, revenues totaled $150,738 compared to revenues of $172,458 for the same period in 2001, a decrease of approximately 13% due primarily to significantly decreased revenues from fee based managed accounts.

Advisory fee revenue decreased for the three months ended March 31, 2002, to $64,732 compared to $125,120 for the same period in 2001, a decrease of approximately 48% due primarily to significantly decreased revenues from investment advisory fees within the individually managed accounts.

Commission income increased for the three months ended March 31, 2002, to $79,070 compared to $18,594 for the same period in 2001, an increase of approximately 325% due primarily to higher securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Tax and business services income increased for the three months ended March 31, 2002 to $32,870 compared to $28,744 for the same period in 2001, an increase of approximately 14% due primarily to an increase in fees associated with the preparation of individual income tax returns and an increase in the number of individual returns prepared.

Equity losses from investments of $25,934 were realized during the three month period ended March 31, 2002, compared to realized losses from investments of $-0- for the same period in 2001. Equity gains from investments of $29,922 were unrealized during the three month period ended March 31, 2002 compared to unrealized losses of $75,195 for the same period in 2001.

Selling, general, and administrative ("SG&A") expenses of $387,260 were incurred during the three month period ended March 31, 2002, compared to similar SG&A expenses of $478,947 for the same period in 2001. This decrease of approximately 19% was due primarily to lower selling expenses and fewer employees during this period compared to the previous period. The Company benefits from the savings realized through the general and administrative services provided by ITABS to its affiliates at rates substantially lower than the fair market value of those services. The Company estimates savings of $19,500 in this area for the three month period ended March 31, 2002.

Total other income (expenses) was $48,045 for the three months ended March 31, 2002, compared to ($45,920) for the same period in 2001. This change was primarily due to unrealized equity gains in this period compared to unrealized equity losses in the first quarter of 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $-0- versus $91,984 at December 31, 2001. This decrease was due primarily to the net loss for the three months ended March 31, 2002.

Accounts payable and accrued expenses were $182,328 at March 31, 2002, compared to $146,080 at December 31, 2001. The increase in accounts payable and accrued expenses is primarily due to a decrease in the Company's working capital for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Cash flows used in by operating activities for the three months ended March 31, 2002, were ($137,466) compared to ($356,757) for the three months ended March 31, 2001 due primarily to changes in net income (loss) for the three months ended March 31, 2002. Cash flows provided (used in) by investing activities for the three months ended March 31, 2002, were 45,482 compared to ($69,423) for the three months period ended March 31, 2001 primarily due to gains on trading marketable securities during this period compared to losses for the previous period and lower capital expenditures during this period than in the first quarter of 2001.

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

Negative stock market trends have impaired the Company's ability to gather new assets into the individually managed accounts. Negative investment performance within the individually managed accounts has impaired the Company's ability to earn performance-based revenues. Because of these negative trends, the Company may not generate sufficient revenues to continue current operations through the next twelve months. Management is considering the sale of certain assets to an outside third party and may seek additional capital through the sale of equity to meet the cash requirements needed to sustain current operations over the next twelve months. No assurances can be given that management's efforts will be successful.

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

                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: May 15, 2002                     By: /s/ A.J. Elko
                                            -----------------------
                                            A.J. Elko
                                            Chief Executive Officer

Dated: May 15, 2002                     By: /s/ Emmett A. Pais
                                            -----------------------
                                            Emmett A. Pais
                                            Chief Financial Officer