Form 10QSB
period 2002-06-30
JORDAN AMERICAN HOLDINGS INC
filed 2002-08-14
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of the close of business on August 6, 2002, 14,217,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE
               Consolidated Balance Sheets..................................   3
               Consolidated Statements of Operations........................   4
               Consolidated Statements of Cash Flows........................   5
               Notes to Consolidated Financial Statements...................   6
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
               Results of Operations........................................  10
               Liquidity and Capital Resources..............................  12
               Risk Factors, Trends & Uncertainties.........................  12

PART 2

ITEM 1    Legal Proceedings.................................................  13

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,       DECEMBER 31,
               A S S E T S                                          2002             2001
                                                                ------------     ------------
CURRENT ASSETS                                                   (Unaudited)        (Audited)
  Cash & cash equivalents                                       $     11,312     $     91,984
  Marketable Securities at market value                                   --           49,298
  Receivable  - Sale of Mutual Fund                                  140,000               --
  Investment advisory fees receivable                                 17,907           16,394
  Deposit with clearing broker                                        25,094           25,094
  Receivable from shareholders                                        23,042           22,310
  Prepaid expenses                                                    29,379           83,407
  Other receivable                                                    68,582           55,291
                                                                ------------     ------------
    Total Current Assets                                             315,316          343,778
                                                                ------------     ------------
FIXED ASSETS
  Property & equipment - net of accumulated depreciation and
    amortization of $ 241,257 and $ 217,923                          102,464          124,689
                                                                ------------     ------------
OTHER ASSETS
  Boston Restaurant Debentures                                       500,000          500,000
  Intangible Assets - Net of amortization of $ 12,086
    and $8,258 respectively                                           82,531           86,359
                                                                ------------     ------------
      Total Other Assets                                             582,531          586,359
                                                                ------------     ------------

        TOTAL ASSETS                                            $  1,000,311     $  1,054,826
                                                                ============     ============

LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $    208,644     $    146,080
  Deferred revenue                                                    11,155           13,249
  Notes payable - officer                                             16,400               --
                                                                ------------     ------------
    Total Current Liabilities                                        236,199          159,329
                                                                ------------     ------------
STOCKHOLDERS EQUITY
  Preferred stock variable rate, cumulative, convertible,
    non-voting, $0.01 par value, $1.00 liquidation value,
    authorized 5,000,000 shares; issued and outstanding
    2,000,000 shares                                                  20,000           20,000
  Common stock, $0.001 par value, authorized 20,000,000
    shares; issued and outstanding 14,217,266 shares                  14,217           14,217
  Additional Paid in Capital                                       4,463,657        4,463,657
  Accumulated Deficit                                             (3,733,762)      (3,602,377)
                                                                ------------     ------------
       Total Stockholders Equity                                     764,112          895,497
                                                                ------------     ------------
Total Liabilities & Stockholders Equity                         $  1,000,311     $  1,054,826
                                                                ============     ============

See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002            2001
                                                          ------------     ------------     ------------     ------------
REVENUES
  Commission Income                                       $     88,543     $     25,707     $    167,613     $     44,301
  Investment Advisory Fees                                      45,493           34,038          103,847          156,093
  Administrative Service Fees                                    8,209            2,683           14,587            5,749
  Tax and business service income                               20,534           21,651           53,404           50,395
  Realized gain on sale of mutual fund                         265,000               --          265,000               --
  Realized equity loss from investments                         (1,291)              --          (27,225)              --
                                                          ------------     ------------     ------------     ------------
       Total Revenue                                           426,488           84,079          577,226          256,538

Selling, General and Administrative Costs                      387,842          534,261          775,102        1,013,208
                                                          ------------     ------------     ------------     ------------
       Net Operating Income (Loss)                              38,646         (450,182)        (197,876)        (756,670)
                                                          ------------     ------------     ------------     ------------

Other Income & Expenses
  Dividend and interest Income                                  18,433           23,500           36,537           51,793
  Other Income                                                      12            4,990               32            5,972
  Unrealized equity gain (loss) from investments                    --           37,695           29,922         (120,584)
                                                          ------------     ------------     ------------     ------------
       Total Other Income                                       18,445           66,185           66,491          (62,819)
                                                          ------------     ------------     ------------     ------------

       Net Income (Loss) before income taxes                    57,091         (383,997)        (131,385)        (819,489)

Income tax provision                                                --               --               --               --
                                                          ------------     ------------     ------------     ------------

       Net Income (Loss)                                  $     57,091     $   (383,997)    $   (131,385)    $   (819,489)
                                                          ============     ============     ============     ============

Basic earnings attributable to Common Stock per
Common Share                                              $       0.00     $      (0.04)    $      (0.01)    $      (0.08)
                                                          ============     ============     ============     ============

Diluted earnings attributable to Common Stock per
Common Share                                              $       0.00     $      (0.04)    $      (0.01)    $      (0.08)
                                                          ============     ============     ============     ============

Weighted -average number of Common shares outstanding:
       Basic                                                14,217,266       10,421,266       14,217,266       10,421,266
                                                          ============     ============     ============     ============

       Diluted                                              14,217,266       10,421,266       14,217,266       10,421,266
                                                          ============     ============     ============     ============

See accompanying notes to consolidated financial statements

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          2002             2001
                                                                      ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net loss                                                              $   (131,385)    $   (819,489)

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                                          27,161           27,872
     Valuation Adjustments                                                 (29,922)         120,584

     Realized loss from investments                                         27,225               --

     Realized gain on sale of mutual fund                                 (265,000)              --
     Changes in operating assets and liabilities:
          Investment advisory fees receivable                               (1,512)          34,182
          Prepaid expenses                                                  54,028          (24,803)
          Other receivable                                                 (13,292)         (16,359)
          Notes receivable - shareholder                                      (731)          16,105
          Accounts payable and other accrued expenses                       62,564          (23,864)
          Deferred investment advisory fees                                 (2,094)          (8,316)
          Software license payable                                              --          (15,662)
                                                                      ------------     ------------

               Net Cash Used In Operating Activities                      (272,958)        (709,750)
                                                                      ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
     Proceeds from trading marketable securities                            51,995          (12,000)

     Proceeds from sale of mutual fund                                     125,000               --

     Intangible assets                                                          --          (10,114)
     Capital expenditures                                                   (1,109)         (60,927)
                                                                      ------------     ------------

               Net Cash Provided By (Used In) Investing Activities         175,886          (83,041)
                                                                      ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
          Note payable - officer                                            16,400          (26,166)
                                                                      ------------     ------------

               Net Decrease in Cash and Cash Equivalents                   (80,672)        (818,957)

Cash and Cash Equivalents, beginning of period                              91,984        1,029,173
                                                                      ------------     ------------

Cash and Cash Equivalents, end of period                              $     11,312     $    210,216
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

EAM entered into an Asset Purchase Agreement with Schneider Capital Management, Inc. ("SCM") to sell EAM's business relating to the management of the IMPACT Total Return Portfolio's assets. The

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (CONTINUED)

selling price of the Portfolio is $265,000; deposits of $125,000 were received prior to June 30, 2002, and the remaining portion being $140,000 shall be paid at the closing. Closing occurs when, among other matters, the shareholders of the Portfolio approve the sale of the Portfolio. There can be no assurances that the sale of the Portfolio will be completed due to the uncertainty regarding the outcome of the vote at the shareholder meeting and other uncertainties relating to the conditions of the contract. In the event that the sale is not completed for any reasons the Company is obligated to return all of the deposits.

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

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at June 30, 2002 and December 31, 2001. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At June 30, 2002 and December 31, 2001, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

On August 6, 2001, the Company issued 3.1 million shares of common stock, par value $.001 per share in exchange for 1.5 million shares of preferred stock, par value $.01 per share. In addition, the Company modified the outstanding preferred stock to provide that the dividend rate for the remaining semi-annual payment for 2001 and for the two semi-annual payments for 2002 be set at 5.25%. The Company is in arrears with respect to the payment of dividends on the outstanding preferred stock in the amount of $105,000 as of June 30, 2002.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company made a loan to a stockholder and former officer bearing interest at a rate of 10% per annum in the amount of $23,042 and $22,310 at June 30, 2002 and December 31, 2001, respectively. A demand for payment has been made by the Company, but the former officer has not satisfied the note. The Company is considering its options with regards to the collection of this note.

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

In March 2002, an officer of the Company provided a short-term loan to the Company in the amount of

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (CONTINUED)

$16,400 in order to help the Company meet its short-term obligations. The loan was made interest free and is expected to be repaid within the current calendar year.

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

Results of Operations

EAM's assets under management were $15.56 million as of June 30, 2002, compared to $18.05 million under management on March 31, 2002. The net $2.49 million change in assets under management during the quarter resulted from investment losses of $.97 million and net cash outflows of $1.52 million. At June 30, 2002, $10.58 million of these assets were in performance fee accounts, and $4.98 million were in flat fee accounts.

In an effort to improve the investment performance of the individually managed accounts, EAM entered into a Model Portfolio Agreement with Denali Advisors, LLC ("Denali"), an institutional money manager with approximately $400 million in assets under management, effective September 1, 2001. This model portfolio is used in conjunction with the management of EAM's individually managed accounts with EAM paying Denali 30 basis points annually on accounts using this model portfolio. At June 30, 2002, $7.60 million of the $15.56 million in client accounts were operating under the model portfolio: $4.56 million in performance fee accounts and $3.04 million in flat fee accounts. Under this new agreement, performance fee clients will be invoiced 50 basis points annually plus a percentage of the realized income achieved in the accounts. Under the old agreement EAM could not invoice clients for performance-based fees until the account value for the client surpassed its historical "high water mark". The new agreement will not require EAM to exceed the historical highs but will allow EAM to have a new performance based relationship with the client. In exchange for the client agreeing to these new terms, EAM will not invoice performance fees on the first 10% of realized income. The contracts for the flat fee clients using the model portfolio have not changed.

IMIT's assets in the mutual funds were $9.0 million as of June 30, 2002, compared to $8.8 million under management on March 31, 2002. The net $0.2 million change in assets in the mutual funds during the quarter resulted from investment losses and depreciation of $1.3 million and net cash inflows of $1.5 million.

                        THREE MONTHS ENDED JUNE 30, 2002
                                   COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2001

The Company had net income for the three months ended June 30, 2002 of $57,091 or $0.00 per common share compared to a net loss of ($383,997) or ($0.04) per common share for the same period in 2001.

The Company had operating income of $38,646 for the three months ended June 30, 2002 compared to an operating loss of ($450,182) for the same period in 2001. This increase is primarily due to total revenue being significantly higher and lower selling, general, and administrative expenses during this period when compared to the same quarter last year.

For the three months ended June 30, 2002, revenues totaled $426,488 compared to revenues of $84,079 for the same period in 2001, an increase of approximately 407% due primarily to the gain on the sale of the mutual fund (see Note 2).

Advisory fee revenue increased for the three months ended June 30, 2002, to $45,493 compared to $34,038 for the same period in 2001, an increase of approximately 34% due primarily to increased advisory fees from the mutual fund.

Commission income increased for the three months ended June 30, 2002, to $88,543 compared to $25,707 for the same period in 2001, an increase of approximately 244% due primarily to more securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $387,842 were incurred during the three month period ended June 30, 2002, compared to similar SG&A expenses of $534,261 for the same period in 2001. This decrease of approximately 27% was due primarily to lower selling expenses and fewer employees during this period compared to the previous period. The Company benefits from the savings realized through the general and administrative services provided by ITABS to its affiliates at rates substantially lower than the fair market value of those services. The Company estimates savings of $19,500 in this area for the three month period ended June 30, 2002.

Total other income (expenses) was $18,445 for the three months ended June 30, 2002, compared to $66,185 for the same period in 2001. This change was primarily due to unrealized equity gains in the second quarter of 2001 compared to no gains in the same quarter this year.

                         SIX MONTHS ENDED JUNE 30, 2002
                                   COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2001

The Company had a net loss for the six months ended June 30, 2002 of ($131,385) or ($0.01) per common share compared to ($819,489) or ($0.08) per common share for the same period in 2001.

The Company had an operating loss of ($197,876) for the six months ended June 30, 2002 compared to an operating loss of ($756,670) for the same period in 2001. This decrease is primarily due to total revenue being significantly higher along with lower SG&A during this period when compared to the same period last year.

For the six months ended June 30, 2002, revenues totaled $577,226 compared to revenues of $256,538 for the same period in 2001, an increase of approximately 125%. The increase in revenue can be primarily attributed to the gain on the sale of the mutual fund (see Note 2).

Revenues from advisory fees for the six months ended June 30, 2002 totaled $103,847 compared to revenues from the same source of $156,093 for the same period in 2001, a decrease of approximately 33% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Performance fees are only earned when the fair market value of accounts exceed their historical highs.

Revenues from commissions increased approximately 278% for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to more trading activity.

Equity losses from investments of $27,225 were realized during the six month period ended June 30, 2002, compared to realized losses from investments of $-0-for the same period in 2001. Equity gains from investments of $29,922 were unrealized during the six month period ended June 30, 2002 compared to unrealized losses of ($120,584) for the same period in 2001.

SG&A expenses totaled $775,102 during the six months ended June 30, 2002 compared to $1,013,208 in selling, general and administrative expenses for the same period in 2001. The 24% decrease in SG&A expenses resulted primarily from lower selling expenses and fewer employees during this period compared to the previous period.

Total other income (expenses) was $66,491 for the six months ended June 30, 2002 compared to ($62,819) for the same period in 2001. This increase was primarily due to unrealized equity gains in the first six months of 2002 compared to losses in the first six months of 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of $11,312 versus $91,984 at December 31, 2001. This decrease was due primarily to the net loss for the six months ended June 30, 2002.

Accounts payable and accrued expenses were $208,644 at June 30, 2002, compared to $146,080 at December 31, 2001. The increase in accounts payable and accrued expenses is primarily due to a decrease in the Company's operating capital for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Cash flows used in operating activities for the six months ended June 30, 2002, were ($272,958) compared to ($709,750) for the same period in 2001 due primarily to changes in net income. Cash flows provided by (used in) investing activities for the six months ended June 30, 2002, were $175,886 compared to ($83,041) for the same period in 2001 due primarily to the proceeds from the sale of the mutual fund and proceeds from trading marketable securities.

On May 29, 2002, EAM entered into an Asset Purchase Agreement with Schneider Capital Management, Inc. ("SCM") to sell EAM's business relating to the management of the IMPACT Total Return Portfolio's assets. SCM shall pay EAM $265,000 payable in the following manner: a $75,000 deposit has been paid by SCM upon execution of the Letter of Intent dated May 6, 2002; a $50,000 deposit has been paid upon execution of the Asset Purchase Agreement; and the remaining portion being $140,000 shall be paid at the closing. Closing occurs when, among other matters, the shareholders of the Portfolio approve the sale of the Portfolio. It is contemplated that a shareholder meeting will be scheduled in late September 2002. There can be no assurances that the sale of the Portfolio will be completed due to the uncertainty regarding the outcome of the vote at the shareholder meeting and other uncertainties relating to the conditions of the contract. In the event that the sale is not completed for any reasons the Company is obligated to return all of the deposits.

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

                                 PART 2, ITEM 1
                                LEGAL PROCEEDINGS
                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

Jordan v. JAHI
--------------
Item 1 of Part II of the Company's Form 10-QSB for the quarter ended June 30, 2001, disclosed the initiation by W. Neal Jordan on June 27, 2001, of litigation against the Company and Messrs. A.J. Elko and Charles R. Clark in the United States District Court for the Eastern District of Kentucky.

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

On July 16, 2002, Jordan, in a letter to the U.S. Court of Appeals, requested that the Court immediately rule on the appeal citing concerns that the disputed shares might be voted at the next annual meeting before the Court of Appeals ruled on the disputed shares. On July 23, 2002, the Court of Appeals responded in a letter to Jordan indicating that the first available calendar, which has openings when the appeal might be scheduled for oral argument and decision is December 2 through December 13, 2002. The Court indicated that it could not guarantee that the appeal will be scheduled during this time, stating only that all previous calendar openings have been filled and the appeal will not be heard prior to that time.

Because of the initial stay granted by the appellate court, the Company's Annual Meeting of Shareholders was not held on October 4, 2001 as had been scheduled. As required by applicable Florida corporate law, the Company will call a new shareholders' meeting and will set a new record date for that meeting.

San Filippo v. JAHI
-------------------
On June 10, 2002, former advisory clients of EAM, Nicholas and Karen San Filippo filed a civil action complaint in the Superior Court of New Jersey against Jordan American Holdings, Inc., Impact Financial Network, Inc. and Wallace Neal Jordan. In their Complaint they allege that the actions of Wallace Neal Jordan, former portfolio manager of Equity Assets Management, constituted fraudulent representations and negligent servicing of their account that caused them to suffer financial loss. The Company intends to seek to settle the dispute via arbitration as called for in the Management Agreement between the two parties. Management of the Company does not expect the resolution of this matter to have any material effect of the Company's financial condition, results of operation, or business.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN AMERICAN HOLDINGS, INC.


Dated: August 14, 2002                  By: /s/ A.J. Elko
                                            --------------
                                            A.J. Elko
                                            Chief Executive Officer

Dated: August 14, 2002                  By: /s/ Emmett A. Pais
                                            -------------------
                                            Emmett A. Pais, CPA
                                            Chief Financial Officer