Form 10QSB
period 2002-09-30
JORDAN AMERICAN HOLDINGS INC
filed 2002-11-13
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                    2933 Jacks Run Road, White Oak, PA 15131
                    (Address of principal executive offices)

                                 (412) 664-6012
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

As of the close of business on November 6, 2002, 14,217,266 shares of the registrant's common stock were issued and outstanding.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I

ITEM 1    FINANCIAL INFORMATION                                             PAGE

          Consolidated Balance Sheets.............................           3

          Consolidated Statements of Operations...................           4

          Consolidated Statements of Cash Flows...................           5

          Notes to Consolidated Financial Statements..............           6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

          Results of Operations...................................          11

          Liquidity and Capital Resources.........................          13

          Risk Factors, Trends & Uncertainties....................          14

PART 2

ITEM 1    Legal Proceedings.......................................          15

                                     PART I
                                     ITEM 1
                              FINANCIAL INFORMATION

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,   DECEMBER 31,
                   A S S E T S                                                    2002            2001
                                                                              ------------    ------------
CURRENT ASSETS                                                                (Unaudited)       (Audited)
  Cash & cash equivalents                                                     $      3,918    $     91,984
  Marketable Securities at market value                                               --            49,298
  Investment advisory fee receivable - net                                          19,667          16,394
  Deposit with clearing broker                                                      25,094          25,094
  Receivable from shareholders                                                      23,427          22,310
  Prepaid expenses                                                                  16,535          83,407
  Other receivable                                                                  40,985          55,291
                                                                              ------------    ------------
       Total current assets                                                        129,626         343,778
                                                                              ------------    ------------
FIXED ASSETS
  Property & equipment - net of accumulated depreciation and
     amortization of $ 237,857 and $ 217,923                                        72,099         124,689
                                                                              ------------    ------------
OTHER ASSETS
  Boston Restaurant Debentures                                                     500,000         500,000
  Intangible Assets - Net of amortization of $ 14,000 and $8,258
     respectively                                                                   80,617          86,359
                                                                              ------------    ------------
       Total Other Assets                                                          580,617         586,359
                                                                              ------------    ------------
            TOTAL ASSETS                                                      $    782,342    $  1,054,826
                                                                              ============    ============
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $    190,809    $    146,080
  Deferred revenue                                                                   9,895          13,249
  Note Payable (Note 2)                                                            125,000            --
  Note payable - officer                                                            16,400            --
                                                                              ------------    ------------
       Total Current Liabilities                                                   342,104         159,329
                                                                              ------------    ------------
STOCKHOLDERS EQUITY
  Preferred stock variable rate, cumulative, convertible, non-voting,
     $0.01 par value, $1.00 liquidation value, authorized 5,000,000 shares;         20,000          20,000
     issued and outstanding 2,000,000 shares
  Common stock, $0.001 par value, authorized 20,000,000 shares:
     issued and outstanding 14,217,266 shares                                       14,217          14,217
  Additional Paid in Capital                                                     4,463,657       4,463,657
  Accumulated Deficit                                                           (4,057,636)     (3,602,377)
                                                                              ------------    ------------
       Total Stockholders Equity                                                   440,238         895,497
                                                                              ------------    ------------
Total Liabilities & Stockholders Equity                                       $    782,342    $  1,054,826
                                                                              ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         JORDAN AMERICAN HOLDINGS, INC.
                                 AND SUBSIDARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
REVENUES
  Commission Income                               $     46,621    $    164,000    $    214,234    $    208,301
  Investment Advisory Fees                              41,332          55,597         145,179         217,437
  Administrative service fees                            5,827            --            20,414            --
  Tax and business service income                       20,204           7,104          73,608          57,500
  Realized loss on sale of fixed assets                 (2,650)           --            (2,650)           --
  Reversal of prior gain on sale of Mutual Fund       (265,000)           --              --              --
  Realized equity (loss) from investments                 --          (200,941)        (27,225)       (200,941)
                                                  ------------    ------------    ------------    ------------
       Total Revenue                                  (153,666)         25,760         423,560         282,297

Selling, General and Administrative Costs              187,968         626,768         963,070       1,639,976
                                                  ------------    ------------    ------------    ------------

       Net Operating Loss                             (341,634)       (601,008)       (539,510)     (1,357,679)
                                                  ------------    ------------    ------------    ------------
Other Income
  Interest Income                                       17,585          19,302          54,122          71,096
  Other Income                                             175           3,434             207           9,406
  Unrealized equity gain from investments                 --           170,515          29,922          87,431
                                                  ------------    ------------    ------------    ------------
       Total Other Income                               17,760         193,251          84,251         167,933
                                                  ------------    ------------    ------------    ------------

       Net Loss before income taxes                   (323,874)       (407,757)       (455,259)     (1,189,746)

Income tax provision                                      --              --              --              --
                                                  ------------    ------------    ------------    ------------

       Net Loss                                   $   (323,874)   $   (407,757)   $   (455,259)   $ (1,189,746)
                                                  ============    ============    ============    ============

Basic earnings attributable to Common Stock
       per Common Share                           $      (0.02)   $      (0.03)   $      (0.04)   $      (0.11)
                                                  ============    ============    ============    ============

Diluted earnings attributable to Common Stock
       per Common Share                           $      (0.02)   $      (0.03)   $      (0.04)   $      (0.11)
                                                  ============    ============    ============    ============
Weighted-average number of Common shares
     outstanding:
       Basic                                        14,217,266      12,731,875      14,217,266      11,199,933
                                                  ============    ============    ============    ============

       Diluted                                      14,217,266      12,731,875      14,217,266      11,199,933
                                                  ============    ============    ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net loss                                                                           $   (455,259)   $ (1,189,746)
Adjustments to reconcile net income to cash (used in)
  operating activities:
     Depreciation and amortization                                                       38,650          42,067
     Valuation Adjustments                                                              (29,922)        (87,431)
     Realized loss from investments                                                      27,225         200,941
     Realized loss from sale of assets                                                    2,650            --
     Changes in operating assets and liabilities:
          Investment management fees receivable                                          (3,273)        108,137
          Prepaid expenses                                                               66,872         (19,587)
          Other receivable                                                               14,306         (17,620)
          Notes receivable - shareholders                                                (1,117)         38,360
          Accounts payable and other accrued expenses                                    44,729          29,906
          Deferred investment advisory fees                                              (3,354)         (6,685)
          Software license payable                                                         --           (23,730)
                                                                                   ------------    ------------
               Net Cash (Used In) Operating Activities                                 (298,493)       (925,388)
                                                                                   ------------    ------------
CASH FLOWS - INVESTING ACTIVITIES
     Proceeds from trading marketable securities                                         51,995          68,809
     Intangible Assets                                                                     --           (10,114)
     Capital equipment - net of purchases and sales                                      17,032         (60,928)
                                                                                   ------------    ------------
               Net Cash Provided by (Used In) Investing Activities                       69,027
                                                                                                         (2,233)
                                                                                   ------------    ------------
CASH FLOWS - FINANCING ACTIVITIES
    Notes payable                                                                       125,000            --
    Notes payable - Officer                                                              16,400         (26,166)
    Exercise of common stock options                                                       --            87,000
    Payment of preferred dividends                                                         --           (52,500)
                                                                                   ------------    ------------
               Net Cash Provided by Financing Activities                                141,400           8,334
                                                                                   ------------    ------------

               Net (Decrease) in Cash and Cash Equivalents                              (88,066)       (919,287)

Cash and cash equivalents, beginning of period                                           91,984       1,029,173
                                                                                   ------------    ------------

Cash and cash equivalents, end of period                                           $      3,918    $    109,886
                                                                                   ============    ============

                 Supplemental disclosure of cash flow information: Interest Paid   $        693    $      1,602
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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)


EAM entered into an Asset Purchase Agreement with Schneider Capital Management, Inc. ("SCM") to sell EAM's business relating to the management of the IMPACT Total Return Portfolio's assets. The selling price of the Portfolio was $265,000; deposits of $125,000 were received prior to June 30, 2002, and the remaining portion being $140,000 was to be paid at the closing. In September 2002,SCM terminated their agreement with EAM and requested a return of their deposit, pursuant to which EAM intended to sell its business relating to the management of the Portfolio's assets. On October 21, 2002, IMIT's Trustees determined that the Portfolio is not presently economically viable to operate for EAM and does not have prospects to become economically viable for EAM in the future. Accordingly, the Trustees have requested that EAM develop a plan for the orderly liquidation of the Portfolio.

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

The carrying value of the above notes receivable approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers. The Company's management has estimated the value of the BRAI warrants to be $-0- at September 30, 2002 and December 31, 2001. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

NOTE 4 - STOCKHOLDERS' EQUITY

At September 30, 2002 and December 31, 2001, the Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

On August 6, 2001, the Company issued 3.1 million shares of common stock, par value $.001 per share in exchange for 1.5 million shares of preferred stock, par value $.01 per share. In addition, the Company modified the outstanding preferred stock to provide that the dividend rate for the remaining semi-annual payment for 2001 and for the two semi-annual payments for 2002 be set at 5.25%. The Company is in arrears with respect to the payment of dividends on the outstanding preferred stock in the amount of $105,000 as of September 30, 2002.

In connection with the original preferred stock offering, the Company obtained "key man" life insurance on the Company's former president, in the amount of $2,500,000. The Company did not renew this insurance policy because the former president is no longer employed by the Company. In addition, the Company will not renew the life insurance on certain former officers aggregating $1,000,000, with the Company as the primary beneficiary.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company made a loan to a stockholder and former officer bearing interest at a rate of 10% per annum in the amount of $23,427 and $22,310 at September 30, 2002 and December 31, 2001, respectively. A demand for payment has been made by the Company, but the former officer has not satisfied the note. The Company is considering its options with regards to the collection of this note.

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

Results of Operations

EAM's assets under management were $11.05 million as of September 30, 2002, compared to $15.56 million under management on June 30, 2002. The net $4.51 million change in assets under management during the quarter resulted from investment losses of $1.57 million and net cash outflows of $2.94 million. At September 30, 2002, $7.30 million of these assets were in performance fee accounts, and $3.63 million were in flat fee accounts.

In an effort to improve the investment performance of the individually managed accounts, EAM entered into a Model Portfolio Agreement with Denali Advisors, LLC ("Denali"), an institutional money manager with approximately $400 million in assets under management, effective September 1, 2001. This model portfolio is used in conjunction with the management of EAM's individually managed accounts with EAM paying Denali 30 basis points annually on accounts using this model portfolio. At September 30, 2002, $6.07 million of the $11.05 million in client accounts were operating under the model portfolio: $3.66 million in performance fee accounts and $2.41 million in flat fee accounts. Under this new agreement, performance fee clients will be invoiced 50 basis points annually plus a percentage of the realized income achieved in the accounts. Under the old agreement EAM could not invoice clients for performance-based fees until the account value for the client surpassed its historical "high water mark". The new agreement will not require EAM to exceed the historical highs but will allow EAM to have a new performance based relationship with the client. In exchange for the client agreeing to these new terms, EAM will not invoice performance fees on the first 10% of realized income. The contracts for the flat fee clients using the model portfolio have not changed.

IMIT's assets in the mutual funds were $5.2 million as of September 30, 2002, compared to $9.0 million under management on June 30, 2002. The net $3.8 million change in assets in the mutual funds during the quarter resulted from investment losses and depreciation of $2.1 million and net cash inflows of $1.7 million.

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company had net loss for the three months ended September 30, 2002 of ($323,874) or ($0.02) per common share compared to a net loss of ($407,757) or ($0.03) per common share for the same period in 2001.

The Company had operating loss of ($341,634) for the three months ended September 30, 2002 compared to an operating loss of ($601,008) for the same period in 2001. This decrease in operating loss is primarily due to total revenue being significantly lower during this quarter when compared to the same quarter last year.

For the three months ended September 30, 2002, revenues totaled ($153,666) compared to revenues of $25,760 for the same period in 2001, a decrease of approximately 696% due primarily to the reversal of the gain on the sale of the mutual fund (see Note 2) that had been recorded during the previous quarter.

Advisory fee revenue decreased for the three months ended September 30, 2002, to $41,332 compared to $55,597 for the same period in 2001, an decrease of approximately 26% due primarily to decreased advisory fees from management fee accounts.

Commission income decreased for the three months ended September 30, 2002, to $46,621 compared to $164,000 for the same period in 2001, an decrease of approximately 71% due primarily to less securities transactions resulting from the amount of securities being purchased and sold in client accounts. These securities transactions are incidental to management's investment advisory decisions based on technical and fundamental considerations of individual securities, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $187,968 were incurred during the three month period ended September 30, 2002, compared to SG&A expenses of $626,768 for the same period in 2001. This decrease of approximately 70% was due primarily to lower selling expenses and fewer employees during this period compared to the previous period. The Company benefits from the savings realized through the general and administrative services provided by ITABS to its affiliates at rates substantially lower than the fair market value of those services. The Company estimates savings of $19,500 in this area for the three month period ended September 30, 2002.

Total other income was $17,760 for the three months ended September 30, 2002, compared to $193,251 for the same period in 2001. This change was primarily due to unrealized equity gains in the third quarter of 2001 compared to no gains in the same quarter this year.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company had a net loss for the nine months ended September 30, 2002 of ($455,259) or ($0.04) per common share compared to ($1,189,746) or ($0.11) per common share for the same period in 2001.

The Company had an operating loss of ($539,510) for the nine months ended September 30, 2002 compared to an operating loss of ($1,357,679) for the same period in 2001. This decrease is primarily due to total revenue being higher along with a significant decrease in SG&A during this period when compared to the same period last year.

For the nine months ended September 30, 2002, revenues totaled $423,560 compared to revenues of $282,297 for the same period in 2001, an increase of approximately 50%. The increase in revenue can be primarily attributed to the realized loss from investing and trading being significantly lower during this period when compared to the same period last year.

Revenues from advisory fees for the nine months ended September 30, 2002 totaled $145,179 compared to revenues from the same source of $217,437 for the same period in 2001, a decrease of approximately 33% due primarily to decreased revenues from performance fee based managed accounts. This decrease in performance fee revenues resulted from investment losses during the last 12-month period in the performance fee accounts. Performance fees are only earned when the fair market value of accounts exceed their historical highs.

Revenues from commissions increased approximately 3% for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to more trading activity.

Equity losses from investments of $27,225 were realized during the nine-month period ended September 30, 2002, compared to realize equity losses from investments of $200,941 for the same period in 2001. Equity gains from investments of $29,922 were unrealized during the nine-month period ended September 30, 2002 compared to unrealized gains of $87,431 for the same period in 2001.

SG&A expenses totaled $963,070 during the nine months ended September 30, 2002 compared to $1,639,976 in selling, general and administrative expenses for the same period in 2001. The 41% decrease in SG&A expenses resulted primarily from lower selling expenses and fewer employees during this period compared to the previous period.

Total other income was $84,251 for the nine months ended September 30, 2002 compared to $167,933 for the same period in 2001. This decrease was primarily due to unrealized equity gains in the first nine months of 2002 being significantly less when compared to the first nine months of 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $3,918 versus $91,984 at December 31, 2001. This decrease was due primarily to the net loss for the nine months ended September 30, 2002.

Accounts payable and accrued expenses were $190,809 at September 30, 2002, compared to $146,080 at December 31, 2001. The increase in accounts payable and accrued expenses is primarily due to a decrease in the Company's operating capital for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Cash flows used in operating activities for the nine months ended September 30, 2002, were $(298,550) compared to ($925,388) for the same period in 2001 due primarily to changes in net loss. Cash flows provided by (used in) investing activities for the nine months ended September 30, 2002, were $69,027 compared to ($2,233) for the same period in 2001 due primarily to the proceeds from trading marketable securities and the sale of fixed assets.

On May 29, 2002, EAM entered into an Asset Purchase Agreement with Schneider Capital Management, Inc. ("SCM") to sell EAM's business relating to the management of the IMPACT Total Return Portfolio's assets. SCM shall pay EAM $265,000 payable in the following manner: a $75,000 deposit was paid by SCM upon execution of the Letter of Intent dated May 6, 2002; a $50,000 deposit was paid upon execution of the Asset Purchase Agreement; and the remaining portion being $140,000 was to be paid at the closing. In September 2002, SCM terminated their agreement with EAM pursuant to which EAM intended to sell its business relating to the management of the Portfolio's assets. On October 21, 2002, IMIT's Trustees determined that the Portfolio is not presently economically viable and does not have prospects to become economically viable in the future.

Accordingly, the Trustees have requested that EAM develop a plan for the orderly liquidation of the Portfolio.

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

Because of the initial stay granted by the appellate court, the Company's Annual Meeting of Shareholders was not held on October 4, 2001 as had been scheduled

San Filippo v. JAHI
-------------------
On June 10, 2002, former advisory clients of EAM, Nicholas and Karen San Filippo filed a civil action complaint in the Superior Court of New Jersey against Jordan American Holdings, Inc., Impact Financial Network, Inc. and Wallace Neal Jordan. In their Complaint they allege that the actions of Wallace Neal Jordan, former portfolio manager of Equity Assets Management, constituted fraudulent representations and negligent servicing of their account that caused them to suffer financial loss. The Company intends to seek to settle the dispute via arbitration as called for in the Management Agreement between the two parties. Management of the Company does not expect the resolution of this matter to have any material effect of the Company's financial condition, results of operation, or business.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JORDAN AMERICAN HOLDINGS, INC.

Dated: ____________                     By: /s/ Richard Williams
                                            --------------------
                                        Richard William
                                        Executive Committee

Dated: ____________                     By: /s/ Clare Gilchrist
                                            -------------------
                                        Clare Gilchrist
                                        Executive Committee