Form 10KSB
period 2002-12-31
JORDAN AMERICAN HOLDINGS INC
filed 2003-07-09
CIK 855663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
     (Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
For  the  fiscal  year  ended  December  31,  2002

                                        OR

[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934
For  the  transition  period  from       to


                         COMMISSION FILE NUMBER: 0-18974

                         JORDAN AMERICAN HOLDINGS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    FLORIDA                                65-0142815
           (State or other Jurisdiction                 (I.R.S. Employer
                  of Incorporation)                    Identification  No.)

             2155 RESORT DRIVE, SUITE 108
                STEAMBOAT  SPRINGS,  CO                     80487
       (Address of Principal Executive Offices)          (Zip Code)

                                 (970) 879-1189
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [    ]

The  company's  revenues  for  its  most  recent  fiscal  year  were  $356,449.
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to a closing price of $0.03, as of April 30, 2003 was $163,201.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, 14,217,266 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

                                      INDEX

PART  1                                                                     PAGE
                                                                            ----
Item  1.  Description  of  Business                                           1
Item  2.  Description  of  Properties                                         4
Item  3.  Legal  Proceedings                                                  4
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         5

PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters     5
Item  6.  Management's  Discussion  and  Analysis                             6
Item  7.  Financial  Statements                                               7
Item  8.  Changes  In  and  Disagreements  with  Accountants  on  Accounting
            and  Financial  Disclosure                                        7

PART  III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
            Compliance  with  Section  16(a)  of  the  Exchange  Act           8
Item  10.  Executive  Compensation                                             9
Item  11.  Security  Ownership of Certain Beneficial Owners and Management     9
Item  12.  Certain  Relationships  and  Related  Transactions                 12
Item  13.  Exhibits  and  Reports  on  Form  8-K                              12
Item  14.  Controls  and  Procedures.

                                     PART I

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the fact that our auditors have determined that there is uncertainty as to our ability to continue as a going concern, we will require additional capital in order to meet our cash needs during 2003, we have recently experienced significant changes at the senior management and Board of Directors levels, and other risks identified below under "Management's Discussion and Analysis or Plan of Operation - Safe Harbor for Forward Looking Statements".

ITEM  1.  BUSINESS

GENERAL

Jordan  American  Holdings,  Inc.,  was   incorporated   under  the  laws  of
Florida in 1989. We are a financial services company which offers clients investment advisory and brokerage services. We manage investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations through our wholly owned subsidiary, Equity Assets Management, Inc. ("EAM"). In addition, we operate a registered broker-dealer through another wholly owned subsidiary, IMPACT Financial Network, Inc. ("IFNI"). IFNI is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC").

RECENT  DEVELOPMENTS

     CHANGES  IN  OUR  BOARD  OF  DIRECTORS  AND  MANAGEMENT

During the fourth quarter of 2002, we experienced significant changes in the composition of our Board of Directors and senior management. Mr. A.J. Elko, our former Chief Executive Officer and President, and Mr. Charles Clark, our former Chief Investment Officer, resigned from their positions as officers and members of our Board of Directors. In addition, Mr. Gerald Bowyer Mr. Clare Gilchrist and Mr. Richard Williams each resigned from their positions as members of the Board of Directors during the fourth quarter.

In November of 2002, the Board of Directors of the Company appointed Mr. Herald Stout to fill one of the vacancies on the Board of Directors. Mr. Stout previously served as a Director of the Company from December 31, 1999 until May 21, 2001. In addition, the Board appointed Mr. W. Neal Jordan as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary. As a result, Messrs. Jordan and Stout are currently the only members of our Board of Directors and Mr. Jordan is currently our sole officer.

     DISCONTINUANCE  OF  CERTAIN  BUSINESS  SEGMENTS

In the fourth quarter of 2002, we discontinued the operations of IMPACT Tax and Business Services, Inc., a wholly owned subsidiary ("ITABS"). ITABS provided tax preparation and tax planning services to individuals and small businesses. The Company originally purchased the assets of ITABS from Mr. A.J. Elko in November 2000. By November 2002, all of the personnel necessary for the operation of ITABS had resigned from the Company, necessitating our termination of the business.

In addition, in an effort to reduce expenses and focus on our core businesses, we have also discontinued operating our mutual fund administrative and transfer agent services and have liquidated the Impact Total Return Portfolio mutual fund and returned the proceeds to the shareholders thereof.

     INVESTMENT   ADVISORY   SERVICES

We conduct our investment advisory business under the name Equity Assets Management. Equity Assets Management is an investment advisory firm that specializes in the management of accounts containing equity securities of United States public companies, the majority of which are held by semi-affluent individual clients who are billed on an incentive fee basis. A semi-affluent investor generally has a total net worth greater than $1 million and less than $10 million. EAM manages investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations.

Incentive based advisory fees on assets under management for semi-affluent investors provide the largest portion of our revenues. However, such revenues began declining in 2001 in a trend that is expected to continue through 2003. The assets of these and other clients have been declining primarily due to investment performance results achieved within the individual accounts.

The investment objective of the individually held portfolios is significant capital appreciation or growth. EAM is compensated for its management of these accounts through two primary methods. EAM receives a fixed advisory fee based on the value of assets under management or an incentive based advisory fee based upon the account's annual performance results, or a combination of the two.

At December 31, 2002, EAM managed 171 individual accounts with assets under management of approximately $8 million, down from 180 individual accounts and $19 million at the prior year-end. Approximately 30% of the assets under management in these accounts pay the fixed percentage of assets fee of approximately 1.9% annually. Approximately 70% of the assets under management in these accounts are billed on an incentive fee basis, whereby the Company normally receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management.

Exceptional investment results in the incentive fee based accounts may cause substantial revenues for the Company while poor results in the same accounts may yield little or no revenues for the Company. Additionally, because incentive fee based contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue for as long as eleven months from the time when actual account performance results were achieved. Thus, positive results in these accounts may or may not benefit the revenues of the Company for nearly one year after such results were achieved, depending on the billing cycle of respective clients and the results of investments held in the portfolio during the interim period prior to the calculation of the billing.

BROKER/DEALER

The Company also operates a registered broker-dealer, IMPACT Financial Network, Inc. ("IFNI"), which is a wholly owned-subsidiary of the Company and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC").

Over 90% of EAM's individually managed accounts maintain brokerage accounts with IFNI for assets placed under EAM's management. IFNI is compensated for securities transactions on behalf of the Company's managed accounts by receipt of commissions for orders executed through Pershing & Co., a division of Donaldson, Lufkin, & Jenrette, a securities corporation. Pershing & Co., a member of SIPC, acts as clearing firm and custodian and processes all confirmations and monthly statements for EAM clients who choose to hold their accounts with IFNI. Clients may decide to custody their accounts at another brokerage institution of their own choosing.

Management believes that IFNI will continue to be a source of revenue for the Company primarily through the commissions earned on securities transactions.

Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions; investment results as influenced by EAM's investment advisory decisions; expense and related effectiveness of marketing efforts; and competition from other investment advisory companies and mutual funds. Other indirect influences, such as interest rate changes by the Federal Reserve Board, economic conditions such as high inflation and/or recession, international events, acts of terrorism, and other factors may also affect assets under management and corporate earnings.

THE  INDUSTRY

Revenues in the investment advisory business are determined primarily by fees based on the value of assets under management and on investment performance results. Therefore, the principal determinants of growth in the industry are the growth of individual assets under management and achieving positive investment results. In management's judgment, the major factors which influence growth in the industry are: (1) changes in the market value of securities; (2) net cash flow into or out of existing accounts; (3) gains of new or losses of existing accounts; and (4) the general stock market condition.

COMPETITION

EAM competes to manage investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations. Management believes that the most important factors affecting competition in the investment advisory business are: (1) the abilities and reputations of investment advisors;
(2) the differences in the investment results achieved by investment advisory firms; (3) the stability of a firm's workforce, especially of portfolio managers; (4) marketing capabilities; and (5) quality of client services.

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

REGULATION

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

EMPLOYEES

At  April  30, 2003, the Company employed two full-time personnel, including Mr.
W. Neal Jordan. The Company utilizes the services of independent contractors to assist the employees in the operation of the Company's business.

ITEM  2.  PROPERTIES

We  have  moved  our  headquarters  to  2155  Resort Drive, Suite 108, Steamboat
Springs, Colorado. Consistent with our plan to reduce the Company's expenses, we have closed our office in Pittsburgh, Pennsylvania and are currently seeking to terminate our leases and subleases in Lexington, Kentucky and Boston, Massachusetts.

ITEM  3.  LEGAL  PROCEEDINGS

In July 2002, Mr. San Fillippos filed a lawsuit against the Company in the Superior Court of New Jersey, Monmouth County, Docket No. MON-L-3030-02. Plaintiff has alleged that the company owes him damages, as a result of, among other things, misfeasance, malfeasance, breach of fiduciary duties and breach of securities statutes in connection with the Company's handling of Plaintiff's account. The Plaintiff obtained a default judgment against the Company for the failure of the Company to respond to and/or answer the Complaint. The Company has submitted a Motion to Vacate the Default and to Compel Arbitration which it subsequently withdrew, and the parties have agreed to mediate the dispute.

The Company believes that the allegations are wholly without merit and currently expects to vigorously defend its position. If however, the matter is decided adversely to the Company, such a result could have a material adverse effect on the Company.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "JAHI." The following are the high and low bid prices for JAHI for the two-year period ended December 31, 2002. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR  ENDED  DECEMBER  31,  2001            HIGH     LOW
--------------------------------            ----     ---
     First   Quarter                       $0.18    $0.05
     Second  Quarter                       $0.10    $0.05
     Third   Quarter                       $0.15    $0.05
     Fourth  Quarter                       $0.11    $0.05

YEAR  ENDED  DECEMBER  31,  2002            HIGH     LOW
--------------------------------            ----     ---
     First   Quarter                       $0.055   $0.03
     Second  Quarter                       $0.05    $0.03
     Third   Quarter                       $0.03    $0.01
     Fourth  Quarter                       $0.02    $0.006

Shareholders

As of April 30, 2003, there were 244 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

We have not paid or declared cash dividends on our common stock since inception and do not anticipate paying dividends in the foreseeable future. Moreover, pursuant to the Certificate of Designations governing our preferred stock, we are not permitted to pay dividends on our common stock until all accrued and unpaid dividends on the preferred stock have been paid or declared and set aside for payment. As of December 31, 2002, we were in arrears with respect to the payment of dividends on the outstanding preferred stock in the amount of $157,500.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

Certain statements provided by us in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: our auditors have determined that there is uncertainty as to our ability to continue as a going concern, we will require additional capital in order to meet our cash needs during 2003, we have recently experienced significant changes at the senior management and Board of Directors levels, the performance of financial markets, the investment performance of our managed accounts, general economic conditions, competitive conditions and government regulations, including changes in tax rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

RESULTS  OF  OPERATIONS

Net loss for 2002 was $487,299 or $0.03 per common share and share equivalent compared to a net loss of $1,493,496 or $0.13 per common share and share equivalent for 2001. The decrease in our net loss was primarily caused by our reduction in selling general administrative expenses as discussed below.

Revenue from investment advisory fees for 2002 totaled $159,938 compared to $247,562 for 2001, a decrease of 35%. Realized losses on trading equity securities for 2002 were $63,843 compared to realized losses on trading equity securities of $250,914 for 2001.

Commission revenue decreased for 2002 to $239,940, as compared to $351,138 for 2001, a decrease of approximately 32%. This decrease was primarily due to a decrease in the volume of securities transactions for client accounts by the Company based on its investment strategy, market conditions and other factors.

Selling, general, and administrative ("SG&A") expenses of $939,722 were incurred during 2002, compared to SG&A expenses of $1,917,912 for 2001, a decrease of approximately 51%. The decrease in SG&A expenses stems primarily from a reduction in salaries due to our decrease in employees ($304,893), a reduction in professional fees, largely as a result of reduced litigation expenses ($356,714) and a reduction in overall general and administrative expenses ($96,760).

Total  other  income  was  $165,389  for  2002,  compared  to $171,460 for 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company did not hold any marketable securities as of December 31, 2002, as compared to marketable securities valued at $49,298 at December 31, 2001. During 2002 we sold the securities owned at December 31, 2001 in order to meet our operating expenses.

Net investment advisory fees receivable were $3,513 at December 31, 2002, as compared to $16,394 at December 31, 2001, a decrease of approximately 79%. This decrease can be primarily attributed to significantly lower incentive-based billings in 2002 as compared to 2001.

Accounts payable and accrued expenses were $184,211 at December 31, 2002, as compared to $32,574 at December 31, 2001, an increase of approximately 466%. The increase in accounts payable and accrued expenses can be primarily attributed to our lack of available working capital to pay bills as they become they due. Accruals are based upon actual expenses incurred as well as unbilled expenses.

Net cash used in continuing operating activities for fiscal year 2002 was $91,780 compared to net cash used in continuing operations of $1,034,991 for the same period in 2001. This change was due primarily to the decrease in the Company's net loss from the prior year.

Net cash provided by financing activities for fiscal year 2002 was $131,333 compared to net cash provided by financing activities of $34,500 in 2001. This financing activity in 2002 related to the deposit received from Schneider Capital in connection with our attempted sale of the Impact Total Return Portfolio mutual fund. Our negotiations with Schneider Capital have ceased and, therefore, we have recorded this deposit as a liability in our financial statements for the year ended December 31, 2002.

At December 31, 2002, the Company had $36,570 in cash and no marketable securities.

Negative stock market trends have impaired the Company's ability to gather new assets into the individually managed accounts. Negative investment performance within the individually managed accounts has impaired the Company's ability to earn performance-based revenues. Management is currently considering the sale of the Boston Restaurant Debenture and is seeking additional capital through the sale of equity to meet the cash requirements needed to sustain current operations. We do not currently have adequate funds available to fund our operations over the next twelve months. If the Company cannot raise additional capital or sell the Boston Restaurant Debenture in the near future, the Company will need to cease operations in its present form. No assurances can be given that management's efforts will be successful.

ITEM  7.  FINANCIAL  STATEMENTS

Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices. Information with respect to this item is contained in the consolidated financial statements beginning on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Our directors and executive officer and their ages as of April 2003 are as follows:

NAME                     AGE     POSITION
----                     ---     --------
W.  Neal  Jordan          63     Chairman of the Board, Chief Executive Officer,
                                 President,  Chief  Financial  Officer,  Chief
                                 Investment Officer,  Secretary  and  Director

Herald  Stout  (1)        42     Director
________________________
(1) On November, 2002, a majority of the Directors then remaining in office elected Mr. Stout as a Director of the Company. The appointment filled an existing vacancy on the Board of Directors.

W. NEAL JORDAN has been a Director of the Company since April 1993; and served as the Chairman of the Board of the Company from August 1, 1995 through June 1, 2001; as Chief Executive Officer of the Company from July 1999 through June 1, 2001, and from August 1995 until October 1997; and as Chief Investment Officer of the Company from October 1997 through June 1, 2001. In November 2002, the Mr. Jordan was appointed as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary. Mr. Jordan was President of New EAM from its formation in November 2000 through June 4, 2001. He had served as the President, Chief Executive Officer and Portfolio Manager of Equity Assets Management, Inc., a Florida corporation ("Old EAM"), from Old EAM's inception in 1972 until its merger into the Company in 1995. He was President of IFNI, which he founded in 1986, through June 4, 2001.

HERALD STOUT served as a Director of the Company between December 31, 1999 and May 21, 2001 and has was reappointed as a director in November 2002. Mr. Stout was an Investment Advisor Representative with the Company and a Registered Representative of IMPACT Financial Network, Inc from June 4, 1997 to December 31, 1999. During that time, he traded options and securities perceived to have a strategic advantage based on volatility. Mr. Stout is a principal of Vantage Capital Corporation, for which he has managed real estate investments for more than the last five years. Mr. Stout received his Bachelor of Science Degree in Finance from the College of Business at Virginia Tech in 1983.

     AUDIT  COMMITTEE  FINANCIAL  EXPERT

We do not currently have an audit committee or an audit committee financial expert due to our recent change in the Board Members and management. We intend to appoint an audit committee in the near future.

     CODE  OF  ETHICS
We have not yet prepared written code of ethics and employment standards for the Company. We have not prepared such a code due to our recent change in the Board Members and management.

     COMPLIANCE  WITH  SECTION  16(A)

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed. Mr. Stout has not yet filed a Form 3 disclosing his

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the total compensation paid to the Company's former chief executive officer during the last three completed fiscal years and to the Company's current chief executive officer. A.J. Elko served as the Company's chief executive officer until his resignation in September 2002 and
W. Neal Jordan has served as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary since November 2002. Mr. Jordan was the Company's sole executive officer at the end of 2002.

SUMMARY  COMPENSATION  TABLE

                                                                                                    LONG TERM
                                                                ANNUAL  COMPENSATION               COMPENSATION
                                                       -----------------------------------------    SECURITIES
                                                                                   OTHER ANNUAL    UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR        SALARY      BONUS    COMPENSATION (1)   OPTIONS (#)
-------------------------------------------  ------------  -----------  --------  -----------------  -----------
W. Neal Jordan,
Chairman of the Board, President, Chief
Executive Officer, Chief Financial Officer,
Chief Investment Officer and Secretary. . .          2002          -0-       -0-                -0-          -0-
                                                     2001    $ 167,500       -0-                -0-       12,500
                                                     2000    $ 182,500    $108,950              -0-       12.500

A.J. Elko
Former Director, President, Chief
Executive Officer, Chief Operating Officer
and Secretary . . . . . . . . . . . . . . .          2002    $ 106,041       -0-                -0-          -0-
                                                     2001    $ 120,000       -0-                -0-       13,750
                                                     2000    $ 112,500       -0-           $  4,000       12,500

______________________
(1) The table does not include amounts for personal benefits extended to executive officers by the Company, such as, but not limited to, health or life insurance. The Company believes that the incremental cost of those annual benefits during 2000-2002 did not exceed the lesser of $50,000 or 10% of their total annual salary and bonus.

EMPLOYMENT  AGREEMENT

Mr.  Jordan  does  not  currently have an employment agreement with the Company.

DIRECTOR  COMPENSATION

The Company does not pay its Directors any cash compensation for attending Board meetings, although it does reimburse them for any out-of-pocket expenses the incur in connection with their duties. In addition, pursuant to the Company's 1991 Stock Option Plan, as amended (the "Plan"), mandatory grants of options to purchase the following number of shares of the Company's Common Stock are to be awarded to Directors on an annual basis: 12,500 shares for serving as a Director; 1,250 shares for serving on one or more committees, and 1,250 for serving as Chairman of one or more committees. Under the Plan, all options granted to Directors (i) have a maximum term of ten years from date of grant, (ii) have a minimum exercise price of 100% of the fair market value of the Company's common stock on the date of grant and (iii) vest immediately upon the date of grant.

Information  Concerning  Stock  Options

No  options  were  granted  in  fiscal  2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by Messrs. Jordan and Elko. No options were exercised by such officers in 2002.


                NUMBER OF SECURITIES UNDERLYING   VALUE OF  UNEXERCISED IN THE
                  UNEXERCISED OPTIONS AT 2002      MONEY OPTIONS AT 2002 FISCAL
                    FISCAL YEAR END                    YEAR END (1)
  NAME                EXERCISABLE                     UNEXERCISABLE             EXERCISABLE  UNEXERCISABLE
-------------   -------------------------------  -----------------------------  -----------  -------------
W. Neal Jordan             334,095                            -0-                  -0-            -0-
A.J. Elko. . .              56,250                            -0-                  -0-            -0-

(1) Based upon the market value of the underlying securities at December 31, 2002 of $0.01, minus the exercise price of "in-the-money" options.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of June 19, 2003, certain information regarding the Company's common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and its sole executive officer; and
(iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial holder named below is c/o Jordan American Holdings, Inc. 2155 Resort Drive, Suite 108, Steamboat Springs, CO 80487.

NAME  AND  ADDRESS  OF          AMOUNT  AND  NATURE  OF
BENEFICIAL  OWNER                BENEFICIAL  OWNERSHIP       PERCENT  OF  CLASS
-----------------                 ---------------------      ------------------

W.  Neal  Jordan                     8,534,751  (1)               60.0%

Herald  Stout                           79,750  (2)                 *

Gordon  A.  Gundaker,  Jr.
Revocable  Trust                     3,850,000  (3)              27.1%
                                   ----------------            --------
All  directors  and officers
as  a group  (2  persons)            8,614,501                   60.7%
_______________________________________________

*  Less  than  1%.
(1) Includes: (i) 334,095 shares issuable upon the exercise of the IPO Underwriter' warrants and stock purchase warrants included therein owned by Mr. Jordan and (ii) 3,850,000 shares of common stock held by the Gordon A. Gundaker, Jr., Revocable Trust (the "Trust"), which has granted Mr. Jordan an option to purchase 50% of such shares and an irrevocable proxy to vote such shares.
Excludes (i) 550,600 shares held in certain irrevocable trusts established for Mr. Jordan's children and (ii) 571,428 shares issuable upon conversion of 2,000,000 shares of the Company's 2000 Variable Rate Convertible Cumulative Preferred Stock (the "2000 Preferred Stock") held by Mr. Gundacker with respect to which Mr. Jordan has an irrevocable proxy. The Preferred Stock is non-voting.

(2) Includes 16,250 shares issuable upon exercise of options granted to Mr. Stout, 4,000 shares owned by his father's individual retirement account ("IRA") and 4,500 shares owned by his mother's IRA. Mr. Stout disclaims any beneficial interest in the shares owned by those IRAs.

(3) Does not include 571,428 shares issuable upon conversion of 2,000,000 shares of the 2000 Preferred Stock held by the Trust.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  COMPENSATION  PLANS.

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:


                            Equity Compensation Plan Information
   -----------------------------------------------------------------------------------

                       Number of securities
                        to be issued upon      Weighted average
                           exercise of         exercise price of    Number of securities
                       outstanding options,  outstanding options,   remaining available
Plan Category          warrants and rights    warrants and rights   for future issuance
---------------------  --------------------  ---------------------  --------------------

Equity compensation
plans approved by
security holders. . .               466,250  $                0.76             1,533,750
---------------------  --------------------  ---------------------  --------------------
Equity compensation
plans not approved by
security holders. . .               237,200  $                0.98                   N/A
---------------------  --------------------  ---------------------  --------------------
   Totals . . . . . .               703,450  $                0.83                    --
---------------------  --------------------  ---------------------  --------------------


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:  See  Exhibit  Index.

(b)  Reports  on  Form  8-K:  None

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION

 3.1      Articles  of  Incorporation,  as  amended           (1)
 3.2      Bylaws,  as  amended                                (2)
 4.1      Specimen  Certificate  of  Common  Stock            (2)
 4.2      Specimen  Warrant  Certificate                      (2)
 4.3      Form  of  Warrant  Agreement,  as  amended          (2)
 4.4      Form  of  IPO  Underwriter's  Warrant               (2)
 4.5      Specimen  Certificate  of  2000  Variable  Rate
          Convertible  Cumulative  Preferred  Stock           (1)
21        Subsidiaries  of  the  Company                      (1)
99.1     Certification  of  C.E.O.  and  C.F.O.  Pursuant      *
         to  18  U.S.C.  Section  1350,  as  Adopted  Pursuant
         to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002
____________________________
*  Filed  herewith
(1) Incorporated herein from certain exhibits to the Company's Form 10-KSB for the period ended December 31, 2001 as filed with the SEC on April 15, 2002.
(2) Incorporated herein from certain exhibits to the Company's Registration Statement on Form S-1, File No. 33-31324, as declared effective by the Securities and Exchange Commission on June 5, 1990. Incorporated herein from certain exhibits to the Company's Current Report on Form 8-K dated August 15, 1991.

ITEM  14.  CONTROLS  AND  PROCEDURES.

Within 90 days before the filing of this report, Mr. Jordan carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Mr. Jordan concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with SEC disclosure obligations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           JORDAN  AMERICAN  HOLDINGS,  INC.


Dated  June  16,  2003     By:  /s/  W.  Neal Jordan
                                 --------------------
                                 W.  Neal  Jordan,
                                 Chief  Executive  Officer,  President,
                                 Chief Investment Officer, Chief Financial Officer, and Secretary.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated  June  16,  2003       By:  /s/  W.  Neal Jordan
                                 --------------------
                                 W.  Neal  Jordan,
                                 Chief  Executive  Officer,  President,
                                 Chief Investment Officer, Chief Financial Officer, and Secretary.



Dated  June  16,  2003         /s/  Herald  Stout
                               --------------------
                                Herald  Stout,  Director

                                 CERTIFICATIONS


I,  W.  Neal  Jordan,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Jordan American Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   June  16,  2003
                            By:  /s/  W.  Neal Jordan
                                 --------------------
                                 W.  Neal  Jordan,
                                 Chief  Executive  Officer,  President,
                                 Chief Investment Officer, Chief Financial Officer, and Secretary.

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                =================

                                                                   Page

Independent  Auditors'  Report                                      F-2

Consolidated  Balance  Sheets                                       F-3

Consolidated  Statements  of  Operations                            F-4

Consolidated  Statements  of  Changes  in  Stockholders'  Equity    F-5

Consolidated Statements of Cash Flows                               F-6 - F-7

Notes  to Consolidated Financial Statements                         F-8-  F-17


INDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors
Jordan  American  Holdings,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheets of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jordan American Holdings, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



/s/  SPICER,  JEFFRIES  &  CO.


Denver,  Colorado
April  8,  2003



                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
=============================

                                                                          December 31,
                                                                         --------------
ASSETS                                                                  2002          2001
-----------------------------------------------------------------  --------------  ------------
    (As Restated)
ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $      36 570   $    89 724
  Marketable securities . . . . . . . . . . . . . . . . . . . . .              -        49 298
  Investment advisory fees and commissions receivable, net of
     allowance for doubtful accounts of $38,156 and $37,113 . . .          3 513        16 394
  Deposit with clearing broker. . . . . . . . . . . . . . . . . .         27 721        25 000
  Other receivables, net of allowance for doubtful
     accounts of $68,403 and $127,177 . . . . . . . . . . . . . .          8 780        48 809
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .          4 127        81 756
  Intangible assets, net of accumulated amortization
     of $0 and $1,686 (Note 5). . . . . . . . . . . . . . . . . .              -         8 428
  Property, equipment and leasehold improvements, at cost
     net of accumulated amortization and depreciation
     of $241,025 and $211,848 . . . . . . . . . . . . . . . . . .         61 011       113 545
  Receivable from officer (Note 5). . . . . . . . . . . . . . . .         23 825        22 310
  Notes receivable (Note 3) . . . . . . . . . . . . . . . . . . .        500 000       500 000
  Net assets held for disposal (Note 9) . . . . . . . . . . . . .         62 724       (13 944)
                                                                   --------------  ------------

        TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $     728 271   $   941 320
                                                                   ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

LIABILITIES:
  Accounts payable and accrued expenses . . . . . . . . . . . . .  $     184 211   $    32 574
  Deposit (Note 2). . . . . . . . . . . . . . . . . . . . . . . .        131 333             -
  Deferred investment advisory fees . . . . . . . . . . . . . . .          4 529        13 249
                                                                   --------------  ------------
                Total Liabilities . . . . . . . . . . . . . . . .        320 073        45 823
                                                                   --------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

STOCKHOLDERS' EQUITY (Note 4):
  Variable rate, cumulative, convertible, non-voting preferred stock, $0.01 par value, $1.00 liquidation value, authorized
     5,000,000 shares; issued and outstanding 2,000,000 . . . . .         20 000        20 000
  Common stock, $0.001 par value, authorized 20,000,000
     shares; issued and outstanding 14,217,266 shares . . . . . .         14 217        14 217
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .      4 463 657     4 463 657
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4 089 676)   (3 602 377)
                                                                   --------------  ------------
               Total Stockholders' Equity . . . . . . . . . . . .        408 198       895 497
                                                                   --------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $     728 271   $   941 320
-----------------------------------------------------------------  ==============  ============

The  accompanying  notes  are  an  integral  part  of  these  statements.


                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================





                                                     Year Ended December 31,
                                                     -------------------------
                                                                         2002          2001
                                                     -------------------------  ------------
REVENUE:. . . . . . . . . . . . . . . . . . . . . .              (As Restated)
  Investment advisory fees. . . . . . . . . . . . .  $                159 938   $   247 562
  Commission income . . . . . . . . . . . . . . . .                   239 940       351 138
  Business services and other . . . . . . . . . . .                    20 414        14 419
  Realized loss on trading securities . . . . . . .                   (63 843)     (250 914)
                                                     -------------------------  ------------
               Total revenue. . . . . . . . . . . .                   356 449       362 205
                                                     -------------------------  ------------

OPERATING EXPENSES:
  Salaries and related expenses . . . . . . . . . .                   382 134       687 027
  Commission expense. . . . . . . . . . . . . . . .                   123 093       140 700
  General and administrative. . . . . . . . . . . .                    84 807       181 567
  Professional fees . . . . . . . . . . . . . . . .                    34 643       391 357
  Communications and data processing. . . . . . . .                    47 480        85 020
  Licenses, registrations and franchise taxes . . .                    37 281        45 085
  Insurance . . . . . . . . . . . . . . . . . . . .                    20 118        51 630
  Travel and entertainment. . . . . . . . . . . . .                     7 483        59 058
  Marketing . . . . . . . . . . . . . . . . . . . .                     8 305        60 769
  Clearing costs. . . . . . . . . . . . . . . . . .                    63 324        94 264
  Depreciation and amortization . . . . . . . . . .                    37 533        44 902
  Occupancy and equipment . . . . . . . . . . . . .                    93 521        76 533
                                                     -------------------------  ------------
               Total operating expenses . . . . . .                   939 722     1 917 912
                                                     -------------------------  ------------

               Operating loss . . . . . . . . . . .                  (583 273)   (1 555 707)
                                                     -------------------------  ------------

OTHER INCOME:
  Change in unrealized gain on trading securities .                    63 891        69 958
  Interest and dividends. . . . . . . . . . . . . .                    72 550        78 373
  Other, net. . . . . . . . . . . . . . . . . . . .                    28 948        23 129
                                                     -------------------------  ------------
               Total other income . . . . . . . . .                   165 389       171 460
                                                     -------------------------  ------------

               Net loss from continuing operations.                  (417 884)   (1 384 247)

DISCONTINUED OPERATIONS (Note 9):
  Loss from operations of discontinued subsidiary .                   (69 415)     (109 249)
                                                     -------------------------  ------------

NET LOSS BEFORE INCOME TAXES. . . . . . . . . . . .                  (487 299)   (1 493 496)

  Provision for state income taxes (Note 6) . . . .                         -             -
                                                     -------------------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $               (487 299)  $(1 493 496)
                                                     =========================  ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
  Net loss from continuing operations . . . . . . .  $                   (.03)  $      (.12)
                                                     =========================  ============
  Net loss from discontinued operations . . . . . .  $                    ( *)  $      (.01)
                                                     =========================  ============
  Net loss. . . . . . . . . . . . . . . . . . . . .  $                   (.03)  $      (.13)
                                                     =========================  ============

Basic and diluted weighted-average number of
  common shares outstanding . . . . . . . . . . . .                14 217 266    11 737 737
                                                     =========================  ============

*  Less than $0.01 per share
---------------------------------------------------

The  accompanying  notes  are  an  integral  part  of  these  statements.



                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ==========================================================



                                 Preferred Stock          Common Stock       Additional                   Total
                                $  0.01  Par  Value     $  0.001  Par  Value  Paid-in                   Stockholders'
                                -------------------     --------------------  -------                   -------------



                                 Shares       Amount     Shares      Amount   Capital      Deficit       Equity
                                 -----------  ---------  ----------  -------  -----------  ------------  ------------


BALANCES, December 31, 2000 . .   3 500 000   $ 35 000   10 421 266  $10 421  $4 417 953   $(2 108 881)  $ 2 354 493

  Conversion of preferred stock  (1 500 000)   (15 000)   3 100 000    3 100      11 900             -             -

  Exercise of stock options . .           -          -      696 000      696      86 304             -        87 000

  Dividends on preferred stock.           -          -            -        -     (52 500)            -       (52 500)

  Net loss. . . . . . . . . . .           -          -            -        -           -    (1 493 496)   (1 493 496)
                                 -----------  ---------  ----------  -------  -----------  ------------  ------------

BALANCES, December 31, 2001 . .   2 000 000     20 000   14 217 266   14 217   4 463 657    (3 602 377)      895 497

  Net loss. . . . . . . . . . .           -          -            -        -           -      (487 299)     (487 299)
                                 -----------  ---------  ----------  -------  -----------  ------------  ------------

BALANCES, December 31, 2002 . .   2 000 000   $ 20 000   14 217 266  $14 217  $4 463 657   $(4 089 676)  $   408 198
-------------------------------  ===========  =========  ==========  =======  ===========  ============  ============


                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH


                                       Year Ended December 31,
                                      ------------------------





                                                                            2002          2001
                                                                   --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES: . . . . . . . . . . . . . .   (As Restated)
  Net loss from continuing operations
  Adjustments to reconcile net loss to
   net cash used in operating activities: . . . . . . . . . . . .  $    (487 299)  $(1 493 496)
     Depreciation and amortization
     Loss on disposal of assets
     Unrealized loss on note receivable . . . . . . . . . . . . .         37 533        44 903
     Increase in receivable from clearing broker. . . . . . . . .         37 953             -
     Decrease in other receivables. . . . . . . . . . . . . . . .              -       150 000
     Decrease in investment advisory fees receivable. . . . . . .         (2 721)            -
     Decrease in trading marketable securities. . . . . . . . . .         40 029        19 478
    (Increase) decrease in other assets . . . . . . . . . . . . .         12 881       178 859
     Increase (decrease) in accounts payable and accrued expenses         49 298       279 311
     Decrease in deferred investment advisory fees. . . . . . . .         77 629       (36 918)
                                                                         151 637      (163 352)
          Net cash used in continuing operations. . . . . . . . .         (8 720)      (13 776)
                                                                   --------------  ------------
          Net cash provided by (used in) discontinued operations
                 Net cash used in operating activities. . . . . .        (91 780)   (1 034 991)
                                                                         (76 668)      103 909
                                                                   --------------  ------------
                                                                        (168 448)     (931 082)
                                                                   --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in receivable from officer
  Capital expenditures, net
                                                                          (1 515)       39 387
               Net cash used in investing activities. . . . . . .        (14 524)      (72 162)
                                                                   --------------  ------------

                                                                         (16 039)      (32 775)
                                                                   --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable plus accrued interest
  Exercise of stock options
  Dividends on preferred stock. . . . . . . . . . . . . . . . . .        131 333             -
                                                                               -        87 000
              Net cash provided by financing activities . . . . .              -       (52 500)
                                                                   --------------  ------------

                                                                         131 333        34 500
                                                                   --------------  ------------





                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH
                                   (Continued)


                                                    Year Ended December 31,
                                                    -----------------------





                                                         2002         2001
                                                     ---------  -----------
    (As Restated)
NET DECREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year. . . .   (53 154)    (929 357)

CASH AND CASH EQUIVALENTS, end of year. . . . . . .    89 724    1 019 081
                                                     ---------  -----------

                                                     $ 36 570   $   89 724
                                                     =========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

    Interest paid

                                                     $      -   $    1 755
                                                     =========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

   Conversion of preferred stock into common stock

                                                     $ 15 000   $   15 000
                                                     =========  ===========





                         JORDAN AMERICAN HOLDINGS, INC.
                               AND  SUBSIDIARIES

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                  ==============================================


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

Jordan American Holdings, Inc. and Subsidiaries (JAHI/the Company) was incorporated in Florida in May 1989. JAHI has conducted its investment advisory business under the name of Equity Assets Management. In 2001, JAHI announced the formation of a wholly owned subsidiary named Equity Assets Management, Inc.
(EAM) and moved its investment advisory business into that entity. EAM provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund (which was dissolved in 2002) with its customers located substantially in the United States. EAM is registered as an investment advisor under the Investment Advisor Act of 1940.

The Company also owns 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. (IFNI), IMPACT Administrative Services, Inc. (IASI) and IMPACT Tax and Business Services, Inc. (ITABS). IASI provided operational and administrative support to Impact Management Investment Trust, and is currently dormant (see Note 2). EAM's customer investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as a non-clearing introducing broker. ITABS, created in September 2000, provided tax preparation and tax planning services to individuals and small businesses (see
Note  5).

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries; all significant intercompany transactions have been eliminated during consolidation.


Significant  Accounting  Policies
---------------------------------

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

Intangible assets were amortized on a straight-line basis over a period of fifteen years.


                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                 POLICIES  (continued)

Significant  Accounting  Policies  (continued)
---------------------------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Marketable securities consist principally of corporate stocks. These securities are carried at market value, as determined by nationally recognized securities exchanges. Restricted securities are valued based on the judgment of the Company's management reflecting various factors as to the amount that the Company might reasonably expect to receive upon disposition to a willing purchaser. Consideration is given to factors such as earnings history, financial condition, recent sales prices of the issuer's securities and the proportion of securities owned. The cost of marketable securities was $0 and $114,104 at December 31, 2002 and 2001, respectively.

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

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Net loss per common share has been adjusted to reflect preferred stock dividends paid or in arrears of $157,500 and $105,000 for the years ending December 31, 2002 and 2001 (see Note 4).

The Company accounts for stock options under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which requires the use of the fair value based method of accounting for stock-based employee compensation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)


NOTE  2  -  IMPACT  MANAGEMENT  INVESTMENT  TRUST

The Company formed Impact Management Investment Trust (the Trust), which is registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). The Trust includes two series (the Portfolio). EAM was the investment advisor of the Trust and IFNI was the primary distributor of the Trust.

At December 31, 2002 and 2001, the market value of the Company's investment in the Portfolio was $0 and $1,608, respectively, which is included in marketable securities in the accompanying consolidated balance sheets. As investment advisor of the Portfolio, EAM received an annual investment advisory fee equal to 1.25% of the Portfolio's average daily net assets. Of this amount, 60 basis points were paid to the sub advisor of the Trust.

During 2002, the Company entered into a transaction to sell the Trust to the Trust's sub advisor, Schneider Capital Management, Inc. ("Schneider"), and received a deposit on the sale of $125,000. The negotiations ceased and Schneider decided against purchasing IMIT. Therefore, the Company has recorded this deposit as a liability in its financial statements for the year ended December 31, 2002. This amount is due on demand and bears interest at 7%. The balance includes accrued interest of $6,333.


NOTE  3  -  NOTES  RECEIVABLE

The Company owns a $500,000 variable rate convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011. The debenture has a conversion price of $1.25 per share and bears interest at a rate of 14%.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share. The Company's management has estimated the value of the BRAI warrants to be $-0-at December 31, 2002 and 2001. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

In March 2000, the Company issued an unsecured Convertible Subordinated Bridge Note Receivable for $150,000. The note bears interest at 10% and matures on May 31, 2001. The Company is entitled to receive a 4% equity interest in this entity if and when it completes a public offering of its securities. The note is convertible into Series A Convertible Preferred Stock. The Company has estimated the value of this investment to be $-0- at December 31, 2002 and 2001.

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

In August 2001, the Company issued 3,100,000 shares of common stock in exchange for 1,500,000 shares of the New Preferred Stock. In addition, the preferred stock agreement was modified to provide that the dividend rate for the remainder of 2001 and for 2002 is 5.25%. During the year ended December 31, 2001, the Company declared and paid a cash dividend of $52,500. At December 31, 2002, dividends in arrears totaled $157,500.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
                                   (Continued)


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has a loan to an officer bearing interest at a rate of 10% per annum in the amount of $23,825 and $22,310, including accrued interest, at December 31, 2002 and 2001, respectively.

On November 30, 2000, the Company purchased certain assets of a tax preparation and tax planning services company from an officer and shareholder of JAHI valued at $105,100 as determined by the Board of Directors of the Company. This subsidiary that purchased these assets was discontinued during 2002 (see Note
9). The purchase included a client database in the amount of $71,025 and goodwill of $13,478, which are included on the accompanying balance sheets as intangible assets. The Company issued 100,500 stock options valued at $20,100 as part of the purchase price. In connection with the purchase, the Company owed the officer $26,166 at December 31, 2000. During the year ended December 31, 2001, the Company repaid the amount owed.


NOTE  6  -  INCOME  TAXES

As of December 31, 2002 and 2001, the Company had approximately $3,817,800 and $3,274,700, respectively in pretax U.S. net operating loss carryforwards, expiring through the year 2022. A large portion of such net operating loss carryforwards were incurred prior to the August 15, 1991 reverse acquisition of JAHI and its subsidiaries, and as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of Section 382 of the U.S. Internal Revenue Code.

The deferred tax assets that result from such operating loss carryforwards of approximately $1,298,000 and $1,113,400 at December 31, 2002 and 2001,
respectively, have been fully reserved for in the accompanying consolidated financial statements. During the years ended December 31, 2002 and 2001, the valuation allowance established against the net operating loss carryforwards increased $184,600 and $433,400, respectively.

As of December 31, 2002 and 2001, the Company also had U.S. net capital loss carryforwards of approximately $860,100 and $796,000, respectively, which expire through 2006. The deferred tax assets of approximately $292,400 in 2002 and $271,000 in 2001 that result from the capital loss carryforwards have been fully reserved for in the accompanying consolidated financial statements. During the years ended December 31, 2002 and 2001, the valuation allowance established against the capital loss carryforwards increased by $21,400 and $251,000, respectively.


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

                         JORDAN AMERICAN HOLDINGS, INC.
                              AND  SUBSIDIARIES

                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ==============================================
                                   (Continued)


NOTE  7  -  STOCK  OPTIONS  (continued)

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

The Company has also issued certain stock options outside of the Plan. Information with respect to all options is as follows:






                               Long-Term                                                  Weighted
                               Incentive     Other                       Exercise          Average
                                 Plan       Options        Total        Price Range      Exercise Price
                               ----------  ----------    ---------    ---------------   ---------------


Balances at December 31, 2000  1 644 232    287 200       1 931 432    $  0.13 - 2.00    $  0.55
     Granted. . . . . . . . .      70 000         -          70 000       0.13 - 0.13       0.13
     Exercised. . . . . . . .   (696 000)         -        (696 000)      0.13 - 0.13
     Forfeited. . . . . . . .   (102 500)         -        (102 500)      1.12 - 1.38       0.13

                               ----------   ----------    ----------   --------------    ----------

Balances at December 31, 2001    915 732    287 200       1 202 932       0.13 - 2.00       0.72
     Granted. . . . . . . . .          -          -               -                 -          -
     Forfeited and expired. .   (449 482)   (50 000)       (499 482)      0.13 - 1.56          -
                               ----------   ----------    ----------   ---------------   ----------

Balances at December 31, 2002    466 250    237 200         703 450     $ 0.13 - 2.00    $  1.92
                               ==========  ===========     ==========   ==============   ==========


Number of options exercisable
 at December 31, 2001 . . . .    789 732    287 200       1 056 932     $ 0.13 - 2.00    $  0.83
                               ==========  ==========     ==========    ==============   ===========


Number of options exercisable
 at December 31, 2002 . . . .    466 250    237 200         703 450     $ 0.13 - 2.00    $  0.83
                               ==========  ==========     ==========    ==============   ===========






At December 31, 2002 and 2001 respectively, 1,533,750 and 1,084,268 share options were available for future grant under the Plan.






                         JORDAN AMERICAN HOLDINGS, INC.
                             AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ==============================================
                                   (Continued)


NOTE  7  -  STOCK  OPTIONS  (continued)

The following table summarizes additional information regarding all stock options outstanding at December 31, 2002:





                              Number         Weighted-Average    Weighted          Number            Weighted
      Exercise             Outstanding at      Remaining         Average        Exercisable at        Average
       Prices             December 31, 2002  Contractual Life  Exercise Price  December 31, 2002   Exercise Price
   --------------         -----------------  ----------------- --------------  -----------------   --------------

    0.13 - 0.38               320 500           5.6 years       $       0.23        320 500         $    0.24
    0.57 - 1.00             1 384 200           6.5 years               0.57      1 384 200              0.57
    1.02 - 1.50               146 750           3.1 years               1.23        146 750              3.86
    1.56 - 2.58.              110 045           3.9 years               2.19        110 045              1.87
                          -----------------                                     -----------------
                            1 961 495                                             1 961 495
                .         =================                                     ==================




*  Includes  1,258,045  stock  options  and warrants discussed in Notes 4 and 5.



Had the Company measured compensation cost based on the fair value of the options at the grant date for 2002 and 2001 consistent with the method prescribed by SFAS 123, the Company's net income (loss) and earnings per common share would have been reduced to the pro forma amounts indicated below:






                                              2002          2001
                                          ------------  ------------

Net income (loss) . . . . .  As reported  $         -   $(1 493 496)
                             Pro forma              -   (1 502 146)
Basic and diluted earnings.  As reported            -          (.14)
 (loss) per common share. .  Pro forma              -          (.14)
---------------------------  -----------  ------------  ------------

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2001: risk-free interest rate of 4.3%; no dividend yield; expected life of 10 years; and volatility of 118%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.






                         JORDAN AMERICAN HOLDINGS, INC.
                              AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ==============================================
                                   (Continued)


NOTE  8  -  COMMITMENTS

The Company leases office space from unrelated entities under month-to-month agreements and non-cancelable operating leases expiring through 2003. Future minimum lease payments under the leases as of December 31, 2002 are approximately as follows:





  Year      Amount
 ------   ---------
  2003     $40 100
          =========



Total rent expense for the years ended December 31, 2002 and 2001 was approximately $64,435 (net of sublease rentals of $7,200) and $71,718, respectively.


NOTE  9  -  DISCONTINUED  OPERATIONS

During the year ended December 31, 2002, an officer and shareholder of the Company who was in charge of ITABS discontinued his employment with the Company. The Company originally purchased ITABS from this individual in November 2000 for $105,100 in cash and stock options of the Company (see Note 5). When this officer left the Company, the Company ceased its activities in this subsidiary. Net assets and results of operations of ITABS are as follows:


                                               2002     2001
                                               ----     ----




Assets. . . . . . . . . . . . . . . . . .  $  87 923   $  99 562
Liabilities . . . . . . . . . . . . . . .    (13 609)   (113 506)
                                           ----------  ----------

    Net assets held for disposal. . . . .  $  74 314   $ (13 944)
                                           ==========  ==========


Revenue . . . . . . . . . . . . . . . . .  $  92 366   $  64 351
Expenses. . . . . . . . . . . . . . . . .   (161 781)   (173 600)
                                           ----------  ----------

    Net loss from discontinued operations  $ (69 415)  $(109 249)
-----------------------------------------  ==========  ==========


                                                                            F-20









                         JORDAN AMERICAN HOLDINGS, INC.
                            AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ==============================================
                                   (Continued)


NOTE  10  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE  SHEET  RISK  AND
                   CONTINGENCIES

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

The Company is involved in litigation arising in the normal course of business that is in the preliminary stages. In this matter, damages of approximately $200,000 are sought. Management, after review and discussion with counsel, believes the Company has meritorious defenses and intends to vigorously defend itself in this matter, but it is not feasible to predict or determine the final outcome at the present time.

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

                         JORDAN AMERICAN HOLDINGS, INC.
                              AND  SUBSIDIARIES

                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ==============================================
                                   (Continued)


NOTE  11  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.


NOTE  12  -  REGULATORY  REQUIREMENTS

IFNI is a registered broker-dealer in securities with the Securities and Exchange Commission and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the net capital rule"). Pursuant to the net capital rule, IFNI is required to maintain a minimum net capital, as defined under such rule. At December 31, 2002, IFNI had net capital and net capital requirements of $9,946 and $5,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was 1.78 to 1. According to Rule 15c3-1, the Company's net capital ratio shall not exceed 15 to 1. Therefore, on a consolidated basis as of December 31, 2002, net assets of $5,000 are not available for any purpose other than meeting IFNI's net capital requirements.