Form 10QSB
period 2003-03-31
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2003


                       Commission File Number:  0-18974



                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)



             Florida                                 65-0142815
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)



      2458 Old Dorsett Road, Suite 118, Maryland Heights, MO  63043
                   (Address of principal executive offices)


                                 (660) 775-2589
                          (Issuer's telephone number)


                        Jordan American Holdings, Inc.
           (Former Name of registrant as specified in its charter)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].


As of May 15, 2003, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].








                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of March 31, 2003
           and December 31, 2002 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           month periods ended March 31, 2003 and 2002
           (unaudited)                                              5

           Condensed Statements of Cash Flows for the three
           month periods ended March 31, 2003 and 2002
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the three month period ended
           March 31, 2003 (unaudited)                               7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       15
   Item 6. Exhibits and Reports on Form 8-K                        15

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                 March 31,     December 31,
                                                   2003            2002
                                                 ---------     ------------
ASSETS

CURRENT ASSETS
 Cash                                            $  32,987     $  36,570
 Investment advisory fees receivable                11,826         3,513
 Deposit with clearing broker                       25,119        27,721
 Receivable from stockholders                       36,821        23,825
 Other receivables                                  17,614         8,780
 Prepaid expenses                                    2,308         4,127
                                                 ---------     ---------
     Total current assets                          126,675       104,536

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $113,167 and $241,025,
  respectively)                                     43,804        61,011

OTHER ASSETS
 Boston Restaurant debentures                      450,000       500,000
 Intangible assets, net of amortization of
  $10,172                                             -           62,724
                                                 ---------     ---------
     Total other assets                            450,000       562,724
                                                 ---------     ---------
TOTAL ASSETS                                     $ 620,479     $ 728,271
                                                 =========     =========




















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                                  March 31,    December 31,
                                                    2003          2002
                                                 -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses           $   320,289   $   315,544
 Deferred revenues                                        82        4,529
                                                 -----------   -----------

     Total current liabilities                       320,371       320,073

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                           20,000        20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued and outstanding
  14,217,266 shares                                   14,217        14,217
 Additional paid-in capital                        4,463,657     4,463,657
 Accumulated deficit                              (4,197,766)   (4,089,676)
                                                 -----------   -----------
     Total Stockholders' Equity                      300,108       408,198
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   620,479   $   728,271
                                                 ===========   ===========






















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Three Months
                                                       Ending March 31,
                                                 --------------------------
                                                     2003           2002
                                                 ------------  ------------
Revenue
 Commission income                               $     20,720  $     79,070
 Investment advisory fees                              (2,216)       54,221
 Tax and business service income                         -             -
 Realized equity gain / (loss) from investments          -          (25,934)
                                                 ------------  ------------
Total revenue                                          18,504       107,357

Operating expenses:
 General and administrative expenses                  155,723       349,879
                                                 ------------  ------------
Loss from operations                                 (137,219)     (242,522)

Other income (expense):
 Dividend and interest income                          15,918        18,103
 Unrealized equity gain/loss                             -           29,922
 Other income (net)                                    13,601            20
                                                 ------------  ------------
     Total other income                                29,519        48,045
                                                 ------------  ------------

Loss from continuing operations                      (107,700)     (194,477)

Discontinued operations
 Loss from operations of discontinued subsidiary         -            6,000
                                                 ------------  ------------
Net loss before income tax                           (107,700)     (188,477)

     Income taxes                                         390          -
                                                 ------------  ------------
Net loss                                         $   (108,090) $   (188,477)
                                                 ============  ============

Net income (loss) per share
 Continuing operations                           $      (0.01) $      (0.01)
                                                 ============  ============
 Discontinued operations                                (0.00)        (0.00)
                                                 ============  ============
 Net loss                                        $      (0.01) $      (0.01)
                                                 ============  ============

Weighted average shares of common stock
 outstanding                                       14,217,266    14,217,266
                                                 ============  ============
 Diluted                                           14,217,266    14,217,266
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Three Months
                                                       Ending March 31,
                                                 --------------------------
                                                     2003           2002
                                                 ------------  ------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                $   (108,090) $   (188,477)
Adjustments to reconcile net income (loss)
 to net cash flows from operations:
  Depreciation and amortization                        17,207        13,605
  Loss on disposal of assets                           62,724          -
  Valuation adjustments                                  -          (35,922)
  Realized loss on marketable securities                 -           25,934
  Changes in operating assets and liabilities:
   Investment advisory fees                            (8,313)       (8,534)
   Clearing broker                                      2,602          -
   Prepaid expenses                                  (131,333)       37,908
   Other receivables                                   (8,834)      (36,078)
   Receivable from shareholders                       (12,996)         (359)
   Other assets                                         1,819          -
   Accrued expenses and accounts payable              136,078        36,248
   Notes payable - officer                               -           16,400
   Deferred revenue                                   (4,447)        (4,191)
                                                 ------------  ------------
     Net cash used in continuing operations           (53,583)     (143,466)
     Net cash flows from discontinued operations         -            6,000
                                                 ------------  ------------
     Net cash used in operating activities            (53,583)     (137,466)
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from debentures and marketable
  securities                                           50,000        46,591
 Capital expenditures                                    -           (1,109)
                                                 ------------  ------------
     Net cash from investing activities                50,000        45,482
                                                 ------------  ------------
     Net increase (decrease) in cash                   (3,583)      (91,984)

Cash, beginning of period                              36,570        91,984
                                                 ------------  ------------
Cash, end of period                              $     32,987  $       -
                                                 ============  ============










The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2003


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2002          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,089,676)  $ 408,198

Net loss                -        -           -        -           -        (108,090)   (108,090)
                   ---------  -------  ----------  -------  ----------  -----------   ---------

Balance, March 31,
 2003              2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,197,766)  $(300,108)
                   =========  =======  ==========  =======  ==========  ===========   =========


































The accompanying notes are an integral part of these financial statements.

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2003
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of GUNDAKER/JORDAN AMERICAN HOLDINGS, INC. ("the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2002. Operating results for the three months ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2002.

Use of estimates
----------------
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2003, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              March 31, 2003
                               (Unaudited)
                               (continued)


NOTE 2 - AMENDMENT TO ARTICLES OF INCORPORATION

On September 15, 2003, the Company held a shareholder meeting in which the name of the Company was changed to "Gundaker/Jordan American Holdings, Inc." The Board believes that the Company can develop more extensive brand-name recognition in the marketplace through the consistent use of the "Gundaker/Jordan" name. In addition, the total number of authorized common shares was increased from 20,000,000 to 20,000,000,000. These changes are retroactively presented in these condensed financial statements.

NOTE 3 - DISCONTINUANCE OF CERTAIN BUSINESS SEGMENTS

In the fourth quarter of 2002, the Company discontinued the operations of IMPACT Tax and Business Services, Inc., a wholly owned subsidiary ("ITABS"). ITABS provided tax preparation and tax planning services to individuals and small businesses. In addition, in 2002 the Company also discontinued operating its mutual fund administrative and transfer agent services and has liquidated the Impact Total Return Portfolio mutual fund and returned the proceeds to the shareholders thereof.

NOTE 4 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered significant losses, has a working capital deficit as of the date of this report, and possesses minimal ongoing sources of income consisting primarily of trailing commissions. The Company hopes to obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital and opportunities to revitalize the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

Company Background and Change in Control
----------------------------------------

On November 2, 2002, Wallace Neal Jordan reclaimed control of Jordan American Holdings. At that point, the attempted hostile takeover of the company had failed, and the rebuilding and restructuring of the company began.

The battle for control of the company had included a proxy battle, which was won decisively by Mr. Jordan and the shareholders against Charles Clark, A.J. Elko and the Lamb Foundation. Mr. Jordan, subsequently negotiated the purchase from the previous preferred shareholders, the Lamb Foundation, of all of their interests in the company, two million shares of preferred stock and
3.85 million shares of common stock. The purchase of the Lamb Foundations interest was made by Gordon Gundaker, in the name of the Gordon A. Gundaker Revocable Trust, with a perpetual proxy for voting privileges granted to Mr. Jordan, and the right to purchase a 50% interest in the transaction also being granted to Mr. Jordan. At the time of the completion of the transaction with the Lamb Foundation, Mr. Jordan, via the proxy and his previous ownership interest, had voting control of over 50% of the common stock of the company. As a result, the need to solicit proxys in order to settle any dispute within the company is unnecessary.

Mr. Jordan, the founder of the company and largest shareholder, controls the important decisions affecting the shareholders of the company. Since Mr. Jordan's focus and primary business interest is in creating value for the shareholders of the company and enhancing the market value of the company's stock and considering the severely detrimental result of the previous conflict relating to an attempt by others to control the company, its assets and its business, having full control of the company's future placed in Mr. Jordan's hands is considered a valuable improvement in the outlook for the company and its business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net loss for the three month period ended March 31, 2003, of $(108,090) or ($0.01) per common share compared to a net loss of $(188,477) or ($0.01) per common share for the corresponding period of the previous year.

This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

The Company had an operating loss of $(137,219) for the three months ended March 31, 2003 compared to an operating loss of $(242,522) for the three months ended March 31, 2002. This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

For the three months ended March 31, 2003, revenues totaled $18,504 compared to revenues of $107,357 for the same quarter of 2002, a decrease of approximately 83% due primarily to significantly decreased revenues from fee based managed accounts.

Selling, general, and administrative ("SG&A") expenses of $155,723 were incurred during the three month period ended March 31, 2003, compared to $349,879 for the comparative period of the previous year. This decrease of approximately 55% was due primarily to the discontinued operations disposed in the fourth quarter of 2002.

Total other income (expenses) was $29,519 for the three months ended March 31, 2003, compared to $48,045 for 2002. This change was primarily due to unrealized equity gains in the first quarter of 2002 of $29,922.

Liquidity and Capital Resources
-------------------------------

                                     Three months ended March 31,
                                         2003           2002
                                      ---------      ---------
     Operating activities             $(53,583)      $(137,466)
     Investing activities               50,000          45,482
     Financing activities                 -               -
                                      --------       ---------
     Net effect on cash               $ (3,583)      $ (91,984)
                                      ========       =========


As of March 31, 2003 and the year ended December 31, 2002, the Company had a deficit in working capital of $193,696 and $215,537, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

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

By law, investment advisors and broker-dealers are fiduciaries and are required to serve their clients' interests with undivided loyalty. There is a potential conflict of interest because of the affiliation between the Company and IFNI. While the Company believes that its existing relationships are in compliance with applicable law and regulations, because of this potential conflict of interest, the SEC may closely examine these relationships. Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities and investment advisor activities. The Company does not currently maintain errors and omission insurance policies insuring against this risk.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Negative stock market trends have impaired the Company's ability to gather new assets into the individually managed accounts. Negative investment performance within the individually managed accounts has impaired the Company's ability to earn performance-based revenues. Because of these negative trends, the Company may not generate sufficient revenues to continue current operations through the next twelve months. In the fourth quarter of 2002, the Company discontinued the operations of IMPACT Tax and Business Services, Inc., a wholly owned subsidiary ("ITABS"). ITABS provided tax preparation and tax planning services to individuals and small businesses. In addition, in 2002 the Company also discontinued operating its mutual fund administrative and transfer agent services and has liquidated the Impact Total Return Portfolio mutual fund and returned the proceeds to the shareholders thereof.


ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     This matter was concluded when Mr. Jordan was re-elected as the sole officer and director of the Company on November 2, 2002.

     On September 15, 2003, a meeting of shareholders was held to elect directors, to approve the change in name of the Company to Gundaker/Jordan American Holdings, Inc., and to approve an increase in the number of authorized common shares from 20,000,000 to 20,000,000,000.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith)

          32 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith)

     (b)  Reports on Form 8-K.  None.

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.



                                  By: /s/ W. Neal Jordan
                                      Principal Executive Officer and
                                      Principal Financial and Accounting
                                      Officer
                                      Date:  June 24, 2005