Form 10QSB
period 2003-06-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: June 30, 2003


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

As of August 15, 2003, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].








                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of June 30, 2003
           and December 31, 2002 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           and six month periods ended June 30, 2003 and 2002
           (unaudited)                                              5

           Condensed Statements of Cash Flows for the six
           month periods ended June 30, 2003 and 2002
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the six month period ended
           June 30, 2003 (unaudited)                                7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       15
   Item 6. Exhibits and Reports on Form 8-K                        15

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                 June 30,      December 31,
                                                   2003            2002
                                                 ---------     ------------


ASSETS

CURRENT ASSETS
 Cash                                            $      27     $   36,570
 Investment advisory fees receivable                 4,956          3,513
 Deposit with clearing broker                       25,094         27,721
 Receivable from stockholders                       44,659         23,825
 Other receivables                                  33,311          8,780
 Prepaid expenses                                       87          4,127
                                                 ---------     ----------
     Total current assets                          108,134        104,536

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $113,167 and $241,025,
  respectively)                                     40,755         61,011

OTHER ASSETS
 Boston Restaurant debentures                      450,000        500,000
 Intangible assets, net of amortization of
   $10,172                                            -            62,724
                                                 ---------     ----------
     Total other assets                            450,000        562,724
                                                 ---------     ----------

TOTAL ASSETS                                     $ 598,889     $  728,271
                                                 =========     ==========


















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                                 June 30,     December 31,
                                                   2003           2002
                                               -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses         $   329,569    $   315,544
 Deferred revenues                                     155          4,529
                                               -----------    -----------
     Total Current Liabilities                     329,724        320,073

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation Value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                         20,000         20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued and
  outstanding 14,217,266 shares                     14,217         14,217
 Additional paid-in capital                      4,463,657      4,463,657
 Accumulated deficit                            (4,228,707)    (4,089,676)
                                               -----------    -----------
     Total Stockholders' Equity                    269,165        408,198
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                        $   598,889    $   728,271




















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                  Three Months              Six Months
                                                 Ending June 30,          Ending June 30,
                                                2003         2002         2003        2002
                                             ----------   ----------   ----------  ----------
Revenue
 Commission income                           $   27,487   $   88,543   $   48,207  $  167,613
 Investment advisory fees                         2,216       24,626         -         78,847
 Other miscellaneous revenue                       -          14,576         -         14,576
 Realized gain on sale of mutual funds             -         265,000         -        265,000
 Realized equity gain/(loss) from
  investments                                      -          (1,291)        -        (27,225)
                                             ----------   ----------   ----------  ----------
Total revenue                                    29,703      391,454       48,207     498,811

Operating expenses:
 General administrative expenses                 78,584      357,356      234,306     707,235
                                             ----------   ----------   ----------  ----------
Income (Loss) from operations                   (48,881)      34,098     (186,099)   (208,424)

Other income (expense):
 Change in unrealized gain on trading
  securities                                       -            -            -         29,922
 Dividend and interest income                    15,917       18,433       31,835      36,537
 Other income (net)                               2,699         (190)      16,300        (170)
                                             ----------   ----------   ----------  ----------
     Total other income                          18,616       18,243       48,135      66,289
                                             ----------   ----------   ----------  ----------
Income (Loss) from continuing operations        (30,265)      52,341     (137,964)   (142,135)
Discontinued operations Loss from
 operations of discontinued subsidiary             -           4,750         -         10,750
                                             ----------   ----------   ----------  ----------
Income (loss) before income tax                 (30,265)      57,091     (137,964)   (131,385)
Income taxes                                       (679)        -          (1,069)       -
                                             ----------   ----------   ----------  ----------
Net income (loss)                            $  (30,944)  $   57,091   $ (139,033) $ (131,385)
                                             ==========   ==========   ==========  ==========
Net income (loss) per share
 Continuing operations                       $    (0.00)  $     0.00   $    (0.01) $    (0.01)
                                             ==========   ==========   ==========  ==========
 Discontinued operations                          (0.00)        0.00        (0.00)      (0.00)
                                             ==========   ==========   ==========  ==========
 Net loss                                    $    (0.00)        0.00   $    (0.01) $    (0.01)
                                             ==========   ==========   ==========  ==========
Weighted average shares of
 common stock outstanding                    14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========
   Diluted                                   14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========





The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    Six Months Ending
                                                 June 30,       June 30,
                                                   2003           2002
                                               -----------    -----------
CASH FLOWS FROM OPERATIONS
Net income (loss)                              $  (139,033)   $  (131,385)
Adjustments to reconcile net income (loss)
 to net cash flows from operations:
  Depreciation and amortization                     20,257         27,161
  Loss on disposal of assets                        62,724           -
  Valuation adjustments                               -           (34,671)
  Realized loss on marketable securities              -            27,225
  Realized gain on sale of mutual fund                -          (265,000)
  Changes in operating assets and liabilities:
   Investment advisory fees                         (1,443)        (1,512)
   Clearing broker                                   2,627           -
   Prepaid expenses                               (131,333)        54,028
   Other receivables                               (24,531)       (13,292)
   Receivable from shareholders                    (20,834)          (731)
   Other assets                                      4,040           -
   Accrued expenses and accounts payable           145,357         62,564
   Deferred revenue                                 (4,374)        (2,094)
                                               -----------    -----------
   Net cash used in continuing operations          (86,543)      (277,707)
   Net cash flows from discontinued operations        -             4,749
                                               -----------    -----------
     Net cash flows used in operating
      activities                                   (86,543)      (272,958)
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from debenture and marketable
  securities                                        50,000         51,995
 Increase in deposit liabilities                      -           125,000
 Capital expenditures                                 -            (1,109)
                                               -----------    -----------
     Net cash from investing activities             50,000        175,886
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable - officer                               -            16,400
                                               -----------    -----------
     Net cash used in financing activities            -            16,400
                                               -----------    -----------
Net increase (decrease) in cash                    (36,543)       (80,672)

Cash, beginning of period                           36,570         91,984
                                               -----------    -----------
Cash, end of period                            $        27    $    11,312
                                               ===========    ===========




The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended June 30, 2003


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2002          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,089,676)   $ 408,198

Net loss                -        -           -        -           -        (139,033)    (139,033)
                   ---------  -------  ----------  -------  ----------  -----------    ---------
Balance, June 30,
 2003              2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,228,709)   $ 269,165
                   =========  =======  ==========  =======  ==========  ===========    =========

































The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2003
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of GUNDAKER/JORDAN AMERICAN HOLDINGS, INC. ("the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles . In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2002. Operating results for the six months ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the six months ended June 30, 2003, as their effect is anti-dilative.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 2003
                                (Unaudited)


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

Mr. Jordan, the founder of the company and largest shareholder, controls the important decisions affecting the shareholder of the company. Since Mr. Jordan's focus and primary business interest is in creating value for the shareholders of the company and enhancing the market value of the company's stock and considering the severely detrimental result of the previous conflict relating to an attempt by others to control the company, its assets and its business, having full control of the company's future placed in Mr. Jordan's hands is considered a valuable improvement in the outlook for the company and its business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net loss for the three and six month periods ended June 30, 2003, of $(30,944) and $(139,033) or ($0.00) and ($0.01) per common share compared to three month net income of $57,091 and a six month net loss of $(131,385) or $0.00 and ($0.01) per common share for the corresponding periods of the previous year.

This decrease in operating loss is primarily due to savings realized from the disposal of certain business segments in 2002. However the quarter ended June 30, 2002 included a $265,000 gain from the disposal of securities.

The Company had an operating loss of $(48,881) and $(186,099) for the three and six month periods ended June 30, 2003 compared to operating income of $34,098 and an operating loss $(208,424) for the respective three and six month periods ended June 30, 2002. This change in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same periods last year, as offset by a $265,000 gain on sale of securities.

For the three and six month periods ended June 30, 2003, revenues totaled $29,703 and $48,207 compared to revenues of $391,454 and $498,811 for the same quarter and year to date periods of 2002, a decrease of approximately 92% and 22% respectively, again due primarily to the sale of investments at a profit.

Selling, general, and administrative ("SG&A") expenses of $78,584 and $234,306 were incurred during the three and six month periods ended June 30, 2003, compared to $357,356 and $707,235 for the comparative periods of the previous year. This decrease of approximately 78% and 67% respectively, was due primarily to the savings from discontinued operations disposed in the fourth quarter of 2002.

Total other income (expenses) was $18,616 and $48,135 for the three and six month periods ended June 30, 2003, compared to $18,243 and $66,289 for the corresponding three and six month periods in 2002. This change was primarily due to unrealized equity gains in the six month period of 2002 of $29,922.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------

                                      Six months ended June 30,
                                         2003           2002
                                      ---------      ---------
     Operating activities             $(86,543)      $(272,958)
     Investing activities               50,000         175,886
     Financing activities                 -             16,400
                                      --------       ---------
     Net effect on cash               $(36,543)      $ (80,672)
                                      ========       =========

As of June 30, 2003 and the year ended December 31, 2002, the Company had a deficit in working capital of $221,589 and $215,537, respectively.

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