Form 10QSB
period 2003-09-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 2003


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


As of November 15, 2003, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].






                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of September 30, 2003
           and December 31, 2002 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           and nine month periods ended September 30, 2003
           and 2002 (unaudited)                                     5

           Condensed Statements of Cash Flows for the nine
           month periods ended September 30, 2003 and 2002
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the nine month period ended
           September 30, 2003 (unaudited)                           7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       15
   Item 6. Exhibits and Reports on Form 8-K                        15

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                               (Unaudited)

                                              September 30,    December 31,
                                                  2003             2002
                                              -------------    ------------
ASSETS

CURRENT ASSETS
 Cash                                         $       358      $    36,570
 Investment advisory fee                            7,444            3,513
 Deposit with clearing broker                      25,094           27,721
 Receivable from stockholders                      62,698           23,825
 Other receivables                                 17,796            8,780
 Prepaid expenses                                      87            4,127
                                              -----------      -----------
     Total current assets                         113,477          104,536

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $6,718 and $241,025,
  respectively)                                     8,116           61,011

OTHER ASSETS
 Boston Restaurant debentures                     450,000          500,000
 Intangible assets, net of amortization
  of $10,172                                         -              62,724
                                              -----------      -----------
     Total other assets                           450,000          562,724
                                              -----------      -----------
TOTAL ASSETS                                  $   571,593      $   728,271
                                              ===========      ===========




















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                              September 30,    December 31,
                                                  2003             2002
                                              -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses        $   350,939      $   184,211
 Deposit                                             -             131,333
 Deferred revenues                                     76            4,529
                                              -----------      -----------
     Total Current Liabilities                    351,015          320,073

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                        20,000           20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued  and
  outstanding 14,217,266 shares                    14,217           14,217
 Additional paid-in capital                     4,463,657        4,463,657
 Accumulated deficit                           (4,277,296)      (4,089,676)
                                              -----------      -----------
     Total Stockholders' Equity                   220,578          408,198
                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   571,593      $   728,271
                                              ===========      ===========





















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                  Three Months              Nine Months
                                               Ending September 30,     Ending September 30,
                                                2003         2002         2003        2002
                                             ----------   ----------   ----------  ----------
Revenue
 Commission income                           $  19,576     $  46,621   $   67,783  $  214,234
 Investment advisory fees                         -           24,832         -        145,179
 Other miscellaneous revenue                      -            6,040         -         20,414
 Realized loss on sale of assets                  -           (2,650)        -         (2,650)
 Reversal of prior gain on sale on
  mutual funds                                    -         (265,000)        -           -
 Realized equity gain/(loss) from
    investments                                   -             -            -        (27,225)
                                             ----------   ----------   ----------  ----------
Total revenue                                    19,576     (190,157)      67,783     349,952

Operating expenses:
 General administrative expenses                 58,351      154,914      292,659     903,447
                                             ----------   ----------   ----------  ----------
Income (Loss) from operations                   (38,775)    (345,071)    (224,876)   (553,495)

Other income (expense):
 Dividend and interest income                    16,094       17,585       47,929      54,122
 Unrealized equity gain/loss                       -            -            -         29,922
 Other income (net)                               6,427          175       22,727           5
                                             ----------   ----------   ----------  ----------
     Total other income                          22,521       17,760       70,656      84,049
                                             ----------   ----------   ----------  ----------
Income (Loss) from continuing
 operations                                     (16,254)    (327,311)    (154,220)   (469,446)
Discontinued operations
 Income from operations of discontinued
  subsidiary                                       -           3,437         -         14,187
 Loss on disposal of assets                     (32,074)        -         (32,074)       -
                                             ----------   ----------   ----------  ----------
Income (loss) before income tax                 (48,328)    (323,874)    (186,294)   (455,259)
 Income taxes                                      (260)        -          (1,326)       -
                                             ----------   ----------   ----------  ----------
Net income (loss)                            $  (48,588)  $ (323,874)  $ (187,620) $ (455,259)
                                             ==========   ==========   ==========  ==========
Net income (loss) per share
 Continuing operations                       $    (0.00)  $    (0.02)  $    (0.01) $    (0.03)
                                             ==========   ==========   ==========  ==========
 Discontinued operations                          (0.00)        0.00        (0.00)      (0.00)
                                             ==========   ==========   ==========  ==========
 Net loss                                    $    (0.00)       (0.02)  $    (0.01) $    (0.03)
                                             ==========   ==========   ==========  ==========
Weighted average shares of common
 stock outstanding                           14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========
 Diluted                                     14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========


The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                   Nine Months Ending
                                               September 30,  September 30,
                                                   2003           2002
                                               -------------  -------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                              $  (187,620)   $  (455,259)
Adjustments to reconcile net income (loss)
 to net cash flows from operations:
  Depreciation and amortization                      6,718         38,650
  Loss on disposal of assets                       108,901          2,650
  Valuation adjustments                               -           (33,359)
  Realized loss on marketable securities              -            27,225
  Changes in operating assets and liabilities:
   Investment advisory fees                         (3,931)        (3,273)
   Clearing broker                                   2,627           -
   Prepaid expenses                               (131,333)        66,872
   Other receivables                                (9,016)        14,306
   Receivable from shareholders                    (38,873)        (1,117)
   Other assets                                      4,040           -
   Accrued expenses and accounts payable           166,728         44,729
   Deferred revenue                                 (4,453)        (3,354)
                                               -----------    -----------
     Net cash used in continuing operations        (86,212)      (301,930)
     Net cash flows from discontinued operations      -             3,437
                                               -----------    -----------
     Net cash flows from operating activities      (86,212)      (298,493)

CASH FLOWS FROM INVESTING ACTIVITIES
 Trading marketable securities                      50,000         51,995
 Capital expenditures                                 -            17,032
                                               -----------    -----------
     Net cash used in investing activities          50,000         69,027
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Notes payable                                        -           125,000
 Notes payable officer                                -            16,400
                                               -----------    -----------
     Net cash provided by financing activities        -           141,400
                                               -----------    -----------
Net increase (decrease) in cash                    (36,212)       (88,066)

Cash, beginning of period                           36,570         91,984
                                               -----------    -----------
Cash, end of period                            $       358    $     3,918
                                               ===========    ===========








The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2003


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2002          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,089,676)   $ 408,198

Net loss                -        -           -        -           -        (187,620)    (187,620)
                   ---------  -------  ----------  -------  ----------  -----------    ---------

Balance, September
 30, 2003          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,277,296)   $ 220,578
                   =========  =======  ==========  =======  ==========  ===========    =========




































The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2003
                                 (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2002. Operating results for the nine months ending Sept. 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the nine months ended Sept. 30, 2003, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2003
                                 (Unaudited)


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net loss for the three and nine month periods ended Sept. 30, 2003, of $(48,588) and $(187,620) or ($0.00) and ($0.01) per common share compared to a three and nine month net loss of $(323,874) and $(455,259) or $(0.02) and ($0.03) per common share for the corresponding periods of the previous year.

This decrease in operating loss is primarily due to savings realized from the disposal of certain business segments in 2002. In addition, the quarter ended Sept. 30, 2002 included the reversal of a $265,000 gain from the disposal of securities recognized the prior quarter.

The Company had an operating loss of $(38,775) and $(224,876) for the three and nine month periods ended Sept. 30, 2003 compared to an operating loss $(345,071) and $(553,495) for the respective three and nine month periods ended Sept. 30, 2002. This change in operating loss is primarily due to the cost savings from the Company's decision to discontinue certain business segments in 2002.

For the three and nine month periods ended Sept. 30, 2003, revenues totaled $19,576 and $67,783 compared to revenues of $(190,157) and $349,952 for the same quarter and year to date periods of 2002, a decrease of approximately 89% and 81% respectively, again due primarily to the sale of investments at a profit, and the subsequent reversal of such profit in September 2002.

Selling, general, and administrative ("SG&A") expenses of $58,351 and $292,659 were incurred during the three and nine month periods ended Sept. 30, 2003, compared to $154,914 and $903,447 for the comparative periods of the previous year. The decreases were due primarily to the winding down of the Company's operations, as well as to the discontinued operations disposed in the fourth quarter of 2002.

Total other income (expenses) was $22,521 and $70,656 for the three and nine month periods ended Sept. 30, 2003, compared to $17,760 and $84,049 for the corresponding three and nine month periods in 2002. This change was primarily due to unrealized equity gains in the nine month period of 2002 of $29,922.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------


                                   Nine months ended September 30,
                                         2003           2002
                                      ---------      ---------
     Operating activities             $ (86,212)     $(298,493)
     Investing activities                50,000         69,027
     Financing activities                  -           141,400
                                      ---------      ---------

     Net effect on cash               $ (36,212)     $ (88,066)
                                      =========      =========

As of September 30, 2003 and the year ended December 31, 2002, the Company had a deficit in working capital of $237,538 and $215,537, respectively.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Item 1 of Part II of the Company's Form 10-QSB for the quarter ended September 30, 2001, disclosed the initiation by W. Neal Jordan on
June 27, 2001, of litigation against the Company and Messrs. A.J. Elko and Charles R. Clark in the United States District Court for the Eastern District of Kentucky.

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

     On October 3, 2001, the Company appealed the District Court's issuance of the preliminary injunction to the United States Court of Appeals for the Nineth Circuit. On October 4, 2001, the Company filed an emergency motion for a stay of the District Court's preliminary injunction. That same day, a judge of the Court of Appeals issued an order enjoining the parties from holding any shareholders' meeting or conducting any shareholders' vote pending consideration by a regular three-judge motions panel of the appellate court of the Company's motion for a stay pending appeal of the Preliminary Injunction entered by the District Court. On October 25, 2001, the Court of Appeals granted the Company's motion to expedite the appeal. It has also issued an expedited briefing schedule for the appeal. On October 26, 2001, a three-judge panel of the Court of Appeals entered an order dissolving the temporary stay of the District Court's preliminary injunction granted on October 4, 2001, and denied the Company's motion for a stay of enforcement of the District Court's preliminary injunction while the appeal is pending.

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