Form 10KSB
period 2003-12-31
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 0-18974

                       Gundaker/Jordan American Holdings, Inc.
                       ---------------------------------------
                    (Name of small business issuer in its charter)

                 Florida                                   65-0142815
                 -------                                   ----------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)               Identification Number)

      2458 Old Dorsett Road, Suite 118
            Maryland Heights, MO                              63043
            --------------------                              -----
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (660) 775-2589

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for fiscal year 2003 were $84,322. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $0 as of December 31, 2003, multiplied by 14,217,266 shares of common stock.

As of December 31, 2003, the Company had a total of 14,217,266 shares of common stock outstanding.
--------------
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.




                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:


                                      INDEX

PART 1                                                                PAGE

Item 1.  Description of Business                                        2
Item 2.  Description of Property                                        6
Item 3.  Legal Proceedings                                              6
Item 4.  Submission of Matters to a Vote of Security Holders            6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       6
Item 6.  Management's Discussion and Analysis or Plan of Operations     8
Item 7.  Financial Statements                                          12
Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                      12
Item 8A. Controls and Procedures                                       12
Item 8B. Other Information                                             13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act    13
Item 10. Executive Compensation                                        14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                    16
Item 12. Certain Relationships and Related Transactions                16
Item 13. Exhibits and Reports on Form 8-K                              17



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

     Gundaker/Jordan American Holdings, Inc. ("We" or the "Company"), a Florida corporation incorporated in 1989. In 2003, we changed our name from Jordan American Holdings, Inc. We are a financial service company which provides client investment advisory and related securities brokerage services. We manage investment portfolios for individuals, trust, corporate pension plans, other corporate accounts, and foundations through our wholly owned subsidiary, Equity Assets Management, Inc. ("EAM"). In addition, we operate IMPACT Financial Network, Inc. ("IFNI"), a securities broker-dealer registered with the National Association of Securities Dealers, Inc., through which we receive commission revenues.

     Developments during the fiscal year 2003 within EAM and IFNI are described in the section below entitled "Operations."

     W. Neal Jordan was reinstated as the Chairman of the Board of Directors of the Company, as President and as Chief Executive Officer and Chief Investment Officer on November 2, 2002. He had been removed in 2001.

     During the fiscal year ended December 31, 2003, the Company was not involved in any bankruptcy, receivership or similar proceedings or any other material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

Operations
----------

Investment Advisory Services

     We conduct our investment advisory business through EAM. EAM is a state registered investment adviser with registration in the States of California, Florida, Missouri, New York, Texas, and Virginia. In 2004, EAM sought to remove its registration in the State of Colorado. The State of Colorado brought an administrative action against EAM, alleging that it had failed to comply with certain registration requirements imposed by Colorado. EAM settled this proceeding by agreeing that it and Mr. W. Neal Jordan, would not be registered in the State of Colorado as an investment adviser or investment adviser representative for a period of seven years.

     EAM is an investment advisory firm that specializes in the management of client accounts predominantly containing U.S. equity securities. Our target market includes high net worth individuals, trusts, corporate pension plans and other corporate accounts, foundations and institutional investors.

     The objective of the individually held portfolio is capital appreciation. EAM is compensated for its management of these accounts through two primary methods. EAM either receives a fixed advisory fee based on the value of assets under its management or an incentive-based advisory fee based upon the annual performance of the individual account.

     Incentive-based advisory fees on assets under management for our clients provide the largest portion of our revenues. Such revenues began declining in 2001 in a trend that has continued to date. Our assets under management have also declined in recent years. At December 31, 2003, EAM managed 128 individual accounts with assets under management of approximately $4.6 million, down from 171 individual accounts and $7.6 million at 2002 year end.



Approximately 30% of the assets under management in these accounts pay the fixed percentage of assets fee of approximately 1.9% annually. Approximately 70% of the assets under management in these accounts are billed on an incentive fee basis, whereby EAM receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management.

     Incentive based advisory fees on assets under management for semi-affluent investors provide the largest portion of the Company's revenues, but have been declining since 2000. We believe that this trend may continue through 2004 and beyond. A semi-affluent investor generally has a total net worth greater than $1 million and less than $10 million. For the year ended December 31, 2003 no single client provided more than 5% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

     Additionally, because incentive-based fee contracts are billed on an annual basis for each respective client, there may be a delay in billing revenue for as long as eleven months from the time when actual account performance results were achieved. Thus, performance in these accounts may or may not benefit the revenues of the Company for nearly one year after such performance results were achieved, depending on the billing cycle of respective clients and the results of investments held in the portfolio during the interim period prior to the calculation of the billing.

     Incentive-based fees fluctuate depending on performance of the accounts being managed. Total assets under management and corporate earnings may substantially increase or decrease due to stock market conditions, investment results as influenced by EAM's investment advisory decisions, expenses and the related effectiveness of marketing efforts, and competition from other investment advisory companies and mutual funds. Other indirect influences, such as interest rate charges by the Federal Reserve Board, economic conditions such as high inflation and/or recession, international events, acts of terrorism, and other factors may also affect assets under management and EAM's earnings. The 1999 high-tech and .com boom, followed by the high-tech bust and market decline of 2000 to 2002 impacted most investment portfolios nationwide. We believe that the negative impact on the equities market during that period should benefit successful stock management companies as investors become aware of the need for professionalism in stock market-related investment programs.

Securities Brokerage Service

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



The Industry
------------

     Revenues in the investment advisory business are determined primarily by fees based on the value of assets under management and on investment results. Therefore, the principal determinants of growth in the industry are the growth of individual assets under management and achieving positive investment performance results. In management's judgment, the major factors which influence growth in the industry are: (1) changes in the market value of securities; (2) net cash flow into or out of existing accounts; (3) gains of new or losses of existing accounts; and (4) the general stock market condition.

Competition
-----------

     EAM competes to manage investment portfolios for individuals, trusts, corporate pension plans, other corporate accounts, and foundations. Management believes that the most important factors affecting competition in the investment advisory business are: (1) the abilities and reputations of investment advisors; (2) the differences in the investment results achieved by investment advisory firms; (3) the reputation and stability of a firm's workforce, especially of portfolio managers; (4) an effective marketing and business plan; and (5) quality of client services.

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

     EAM has gone through an extended period of time wherein it has been essentially dormant. From 2002 through 2005, EAM has not sought additional clients and has not actively managed the portfolios of its customers. In order to remain competitive, EAM must distinguish its services and performance from those of its competitors.

Regulation
----------

     EAM is registered with and subject to regulation by the State of Missouri under that State's Investment Advisers Act and, where applicable, under the state advisory laws of California, Florida, New York, Texas and Virginia. EAM is also subject to regulation by the SEC under the Investment Advisers Act of 1940. IFNI is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and is regulated by the SEC, state securities administrators and the NASD.

     By law, investment advisors and broker-dealers are fiduciaries and are required to serve their clients' interests with undivided loyalty. There is a potential conflict of interest because of the affiliation between EAM and IFNI. While EAM believes that its existing relationships are in compliance with applicable laws and regulations, because of this potential conflict of interest, the SEC and the various states in which EAM and IFNI are registered may closely examine these relationships.

     Many aspects of the financial services industry involve substantial liability risks, including exposure under federal and state securities laws in connection with the distribution of securities and investment advisor activities. The Company does not currently have errors and omissions insurance policies insuring against these risks.

     There can be no assurance that any changes to existing laws, regulations or rulings promulgated by government entities having jurisdiction over the Company's investment advisory, broker-dealer, investment company and commodities trading business will not have an adverse effect upon the business of the Company.

Employees
---------

     At March 1, 2005, the Company employed 2 full-time personnel, 1 of whom are executive officers of the Company. As of March 1, 2003 the Company employed 2 full time personnel, 1 of whom were executive officers. Those numbers in 2004 were 2 and 1 respectively. The Company utilizes the services of independent contractors to assist the employees in the operation of the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently maintains its headquarters at 2458 Old Dorsett Road, Suite 118, Maryland Heights, Missouri 63043. The Company no longer has any satellite offices. Currently, the Company uses this space free of rent. The space is owned by Gordon Gundaker. During 2003, the Company paid $19,483 in rent to unrelated entities.

ITEM 3.  LEGAL PROCEEDINGS

Wallace Neal Jordan, Gundaker/Jordan American Holdings and the shareholders of Gundaker/Jordan American Holdings have filed a legal action against Charles Clark, A.J. Elko and other parties to be named for damages incurred as a result of the attempted takeover of the Company by those parties. Proceedings are ongoing.

     Other than the foregoing, the Company is not a party to any material litigation, and management has no knowledge of any threatened material litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 15, 2003, the shareholders voted to change the Company's name from Jordan American Holdings to Gundaker/Jordan American Holdings and approved increase in authorized shares from 20,000,000 to 20,000,000,000 to allow for splits/sale of new shares.


                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
-----------------------

     The Company's common stock currently trades on the OTC Pink Sheets under the symbol "JAHIW.PK." In May 2003, the Company's symbol was changed from JAHI.OB, when the Company was removed from the Bulletin Board and placed in the Pink Sheets. The following are the high and low sales prices for our stock for the four-year period ended December 31, 2003. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2001         High             Low
------------------------------------------------------------
     First Quarter                  $0.18             $0.05
     Second Quarter                 $0.10             $0.05
     Third Quarter                  $0.15             $0.05
     Fourth Quarter                 $0.11             $0.05

Year Ended December 31, 2002         High             Low
------------------------------------------------------------

     First Quarter                  $0.055            $0.03
     Second Quarter                 $0.05             $0.03
     Third Quarter                  $0.03             $0.01
     Fourth Quarter                 $0.02             $0.006

Year Ended December 31, 2003         High             Low
------------------------------------------------------------

     First Quarter                 $0.00             $0.00
     Second Quarter                $0.00             $0.00
     Third Quarter                 $0.00             $0.00
     Fourth Quarter                $0.00             $0.00

     On December 31, 2003, the closing price of the Company's common stock was $0.00. As of December 31, 2003, approximately 820,000 shares of its common stock were held in accounts of EAM clients, which represented approximately 5.8% of the Company's outstanding shares of common stock as of December 31, 2003. Wallace Neal Jordan owned approximately 30% of the Company's outstanding shares of common stock at December 31, 2003.

(b) Shareholders
----------------

     At December 31, 2003, there were 14,217,266 outstanding shares of the Company's common stock and 870 shareholders of record.


(c)  Dividends
--------------

Common

     The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 2003, the Company's policy was to retain all earnings for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and other such factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
------------------------------------------

     There were no sales of securities in the year ended December 31, 2003 without registration under the Securities Act of 1933, as amended.




SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS.

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:

                            Equity Compensation Plan Information
--------------------------------------------------------------------------------

                   Number of securities
                   to be issued upon      Weighted average
                   exercise of            exercise price of     Number of securities
                   outstanding options,  outstanding options,   remaining available
Plan Category      warrants and rights    warrants and rights   for future issuance
-------------      --------------------  ---------------------  --------------------
Equity compensation
plans approved by
security holders.      398,750               $ 0.83               1,533,750
------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders.   231,500               $ 0.83                  N/A
------------------------------------------------------------------------------------
   Totals               630,250                  --
------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements
------------------------------------------

     Certain statements provided by us in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: our auditors have determined that there is an uncertainty as to our ability to continue as a going concern, we will require additional capital in order to meet our cash needs during 2005, we have recently experienced significant changes at the senior management and Board of Directors levels, the performance of financial markets, the investment performance of our managed accounts, general economic conditions, competitive conditions and government regulations, including changes in tax rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

     Gundaker/Jordan American Holdings is the surviving company of what was originally the public company named the Christian Purchasing Network. When Wallace Neal Jordan merged his private companies into that public entity, the name of the public company was changed to Jordan American Holdings, and operations continued under that name until the name was changed to Gundaker/ Jordan American Holdings in 2003.

     The profitable operations within the public company have historically been the investment advisory firm and the broker-dealer -- Equity Assets Management, and Impact Financial Network. All attempts to diversify the Company's operations were unprofitable.


     In the year 2001, after years of attempts at diversification, Wallace Neal Jordan, as CEO, made the decision to halt the diversification efforts, stop the negative cash flow associated with those failed attempts to broaden the financial base of operations of the Company and focus on increasing the benefits to be derived from the business of portfolio management. The personnel associated with the unprofitable operations needed to be terminated, all unproductive facilities needed to be closed, and the Company needed to be downsized to the point of maximized profitability. That process was to begin on May 22, 2001. A new board of directors was to be installed, and the new business plan initiated at the annual meeting held on that date.

     Instead of the anticipated result on May 22, 2001, Mr. Jordan was removed from his positions by a vote of two-to-one (the two being parties intended to be terminated by the aborted annual meeting). His positions within the Company were assumed by others. Mr. Jordan spent the next 17 months in a legal battle to regain control of the Company, and within that 17 month period of Mr. Jordan's absence, the Company and its business were almost destroyed.

     On November 2, 2002, the Board of Directors of the Company voted Mr. Jordan back into the Company and placed the operations back into his hands. From November 2, 2002 to date, efforts within the Company have been directed toward identifying individuals who can contribute positively to the anticipated future success of the Company. One employee has been hired and trained, and other potential employees have been identified and are under consideration. Having the right people within a company is a prerequisite to greatness in any business. In the money management business, the more prominent and visible the involved parties, the better the image and perception surrounding the company. We believe that the Company is in an excellent business, with the potential for the future to far exceed the positive result of the past. Our association with Gordon Gundaker, a successful realtor in St. Louis, Missouri, is a positive first step in that direction, and Mr. Gundaker is a substantial investor in the Company's stock.

     Since November of 2002, the time of Mr. Jordan's reinstatement into positions of control, any required financing of the business of the Company has been provided either from assets within the Company or by Mr. Jordan from his personal assets.

Results of Operations
---------------------

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2003 WITH FISCAL YEAR ENDED DECEMBER 31, 2002

     Net loss for 2003 was $314,211 or $.02 per common share and share equivalent compared to a net loss of $487,299 or $.03 per common share and share equivalent for 2002.

     Total revenues decreased by $335,970, or 80%, from $420,292 in 2002 to $84,322 in 2003, as a result of decreased activity in the management of accounts. Investment advisory fees declined 84%, commission income declined 76%, and other income decreased 100% from 2002 to 2003.

     Operating expenses decreased $571,589, from $939,722 in 2002 to $368,133 in 2003, a decrease of 61%, as activities of the company were reduced in late 2002. Salaries declined 86%, commission expense 95%, communications 81%, taxes and licenses 73%, clearing costs 67%, occupancy 79%, depreciation 80% and other general and administrative expenses decreased 35%. These declines were offset by an increase in professional fees of $127,104, or 367% from 2002 to 2003. Included in professional fees in 2003 was a legal settlement with a customer totaling $75,000, as well as legal fees related to this settlement.


     Total other income (loss) was $56,746 for 2003, compared to $101,546 for 2002. The decrease in other income can be primarily attributed to loss on disposal of fixed assets, and a reduction in interest income resulting from the sale of a portion of the company's debenture holdings.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2003, the Company had cash and cash equivalents of $18,886 versus $36,570 at December 31, 2002. This decrease is primarily due to the Company's working capital expenditures.

     Marketable securities were valued at $350,000 at December 31, 2003, as compared to $500,000 at December 31, 2002, a decrease of approximately 30%. During 2003, the Company sold $150,000 of its investments in Boston Restaurant debentures and used the proceeds to satisfy legal fees.

     Net investment advisory fees receivable were $984.00 at December 31, 2003, as compared to $3,513 at December 31, 2002, a decrease of approximately 73%. This decrease can be primarily attributed to lessened business activities.

     Accounts payable and accrued expenses were $222,645 at December 31, 2003, as compared to $184,211 at December 31, 2002, a increase of approximately 21%. The increase in accounts payable and accrued expenses can be primarily attributed to the accrual of a remaining lease obligation for premises vacated by the Company - $20,000, the remaining obligation on a lease of a company auto - $13,000, and increased unpaid legal and accounting fees - $22,000, as offset by a reduction in vendor payables attributable to reduced business activities in 2003. Accruals are based upon actual expenses incurred as well as unbilled expenses.

     Deposits, which represent amounts received for the unconsummated sale of the assets of the investment advisory business, are accruing interest at 8% per year. The increase in deposits of $25,000 is made up of $10,000 in accrued interest and an additional $15,000 received in 2003 by the Company for stock, for which shares have not yet been issued.

     At December 31, 2003, the Company had $18,886 in cash and marketable securities.

Analysis of Cash Flows
----------------------

     Cash used in operating activities increased to $188,597 in 2003 from $168,448 in 2002. A decrease in net loss was offset by changes in operating assets and liabilities during 2003.

     Cash provided (used) in investing activities increased to $145,913 in 2003 compared to $(16,039) cash used by investing activities in 2002. The increase is primarily the result of sale for $150,000 of an investment in 2003.

     Cash provided by financing activities decreased to $25,000 in 2003 compared to $131,333 cash provided by financing activities in 2002. In 2002 the Company received $125,000 for the purchase of the assets of the investment advisory business. The sale was never consummated, and the purchase deposit was converted to an interest bearing obligation in 2002. In 2003, the Company received cash for the purchase of shares which have not yet been issued.


COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2002 WITH FISCAL YEAR ENDED DECEMBER 31, 2001

     Net loss for 2002 was $487,299 or $0.03 per common share and share equivalent compared to a net loss of $1,493,496 or $0.13 per common share and share equivalent for 2001. The decrease in our net loss was primarily caused by our reduction in selling general administrative expenses as discussed below.

     Revenue from investment advisory fees for 2002 totaled $159,938 compared to $247,562 for 2001, a decrease of 35%. Realized income on trading equity securities for 2002 were $63,843 compared to realized losses on trading equity securities of $250,914 for 2001.

     Commission revenue decreased for 2002 to $239,940, as compared to $351,138 for 2001, a decrease of approximately 32%. This decrease was primarily due to a decrease in the volume of securities transactions for client accounts by the Company based on its investment strategy, market conditions and other factors.

     Selling, general and administrative ("SG&A") expenses of $939,722 were incurred during 2002, compared to SG&A expenses of $1,917,912 for 2001, a decrease of approximately 51%. The decrease in SG&A expenses stems primarily from a reduction in salaries due to our decrease in employees $(304,893), a reduction is professional fees, largely as a result of reduced litigation expenses $(356,714) and a reduction in overall general and administrative expenses $(96,760).

     Total other income was $165,389 for 2002, compared to $171,460 for 2001.

Liquidity and Capital Resources
-------------------------------

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

     Accounts payable and accrued expenses were $184,211 at December 31, 2002, as compared to $32,574 at December 31, 2001, an increase of approximately 466%. The increase in accounts payable and accrued expenses can be primarily attributed to our lack of available working capital to pay bills as they become due. Accruals are based upon actual expenses incurred as well as unbilled expenses.

     Net cash used in continuing operating activities for fiscal year 2002 was $91,780 compared to net cash used in continuing operations of $1,034,991 for the same period in 2001. This change was due primarily to the decrease in the Company's net loss from the prior year.

     Net cash provided by financing activities for fiscal year 2002 was $131,333 compared to net cash provided by financing activities of $34,500 in 2001. This financing activity in 2002 related to the deposit received from Schneider Capital in connection with our attempted sale of the Impact Total Return Portfolio mutual fund. Our negotiations with Schneider Capital have ceased and, therefore, we have recorded this deposit as a liability in or financial statements for the year ended December 31, 2002.


Recent Accounting Pronouncements
--------------------------------

     The following information is as of December 31, 2003.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The adoption of this statement did not materially effect the financial statements.

     In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".
SFAS 149 did not materially effect the financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

ITEM 7.  FINANCIAL STATEMENTS
     Financial statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices. The report to the financial statements does contain a statement regarding doubt as to the Company's ability to continue as a going concern. Information with respect to this item is contained in the consolidated financial statements beginning on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
---------------------------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     With the participation of management, our chief executive officer and interim chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls
-----------------------------

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

     Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.

ITEM 8B.  OTHER INFORMATION.

     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and executive officer and their ages as of December 31, 2003 are as follows:

NAME                     AGE     POSITION
----                     ---     --------

W.  Neal  Jordan          63     Chairman of the Board, Chief Executive
                                 Officer, President, Chief Financial
                                 Officer, Chief Investment Officer,
                                 Secretary and Director

     W. NEAL JORDAN has been a Director of the Company since April 1993; and served as the Chairman of the Board of the Company from August 1, 1995 through June 1, 2001; as Chief Executive Officer of the Company from July 1999 through June 1, 2001, and from August 1995 until October 1997; and as Chief Investment Officer of the Company from October 1997 through June 1, 2001. In November 2002, Mr. Jordan was appointed as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary. Mr. Jordan was President of "new" EAM from its formation in November 2000 through June 4, 2001. He had served as the President, Chief Executive Officer and Portfolio Manager of Equity Assets Management, Inc., a Florida corporation ("Old EAM"), from Old EAM's inception in 1972 until its merger into the Company in 1995. He was President of IFNI, which he founded in 1986, through June 4, 2001.


     This person has remained in his positions from November 2002 until the current date, June 24, 2005.

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

     INDEMNIFICATION

     Our Articles of Incorporation and the Bylaws provide that we may indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in our best interest and is a party to such actions by reason of his status as an officer or director.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to the Company's chief executive officers during the years 2003 and 2002. A.J. Elko served as the Company's chief executive officer until his resignation in September 2002 and W. Neal Jordan has served as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary since November 2002. Mr. Jordan was the Company's sole executive officer at the end of 2002 and in 2003 and 2004.



                                    SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                     ANNUAL  COMPENSATION               COMPENSATION
                            ----------------------------------------     SECURITIES
                                                      OTHER ANNUAL       UNDERLYING
NAME AND            YEAR     SALARY      BONUS       COMPENSATION (1)    OPTIONS (#)
PRINCIPAL
POSITION
------------        -----    ---------  --------     -----------------   -----------
W. Neal Jordan(2)  2004       -0-          -0-              -0-              -0-
                   2003       -0-          -0-              -0-              -0-
                   2002       -0-          -0-              -0-              -0-

A.J. Elko(3)       2002    $ 106,041       -0-              -0-              -0-

______________________

(1)  The table does not include amounts for personal benefits extended to executive officers by the Company, such as, but not limited to, health or life insurance.  The
Company  believes  that  the  incremental  cost of those annual benefits  during
2000-2004 did not exceed the lesser of $50,000 or 10% of their total  annual  salary and  bonus.

(2) Chairman of the Board, President, Chief Executive Officer, Chief Financial
Officer, Chief Investment Officer and Secretary

(3) Former Director, President, Chief Executive Officer, Chief Operating Officer and
Secretary

EMPLOYMENT AGREEMENT

     Mr. Jordan does not currently have an employment agreement with the Company.

DIRECTOR COMPENSATION

     The Company does not pay its Directors any cash compensation for attending Board meetings, although it does reimburse them for any out-of-pocket expenses they incur in connection with their duties. In addition, pursuant to the Company's 1991 Stock Option Plan, as amended (the "Plan"), mandatory grants of options to purchase the following number of shares of the Company's Common Stock are to be awarded to Directors on an annual basis:
12,500 shares for serving as a Director; 1,250 shares for serving on one or more committees, and 1,250 for serving as Chairman of one or more committees. Under the Plan, all options granted to Directors (i) have a maximum term of ten years from date of grant, (ii) have a minimum exercise price of 100% of the fair market value of the Company's common stock on the date of grant and
(iii) vest immediately upon the date of grant.

Information Concerning Stock Options

     No options were granted in 2003.

     The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by Mr. Jordan.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                  NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN THE
                     UNEXERCISED OPTIONS AT 2003       MONEY OPTIONS AT 2003 FISCAL
                          FISCAL YEAR END                      YEAR END (1)
    NAME           EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
--------------     -----------       -------------     -----------    -------------
W. Neal Jordan       334,095              -0-             -0-              -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2003, certain information regarding the Company's common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and its sole executive officer; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial holder named below is c/o Gundaker/Jordan American Holdings, Inc., 2458 Old Dorsett Road, Suite 118, Maryland Heights, Missouri 63043.


NAME AND ADDRESS OF            AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         OF CLASS
--------------------           --------------------         --------

W.  Neal Jordan                    8,534,751 (1)              60.0%

Gordon A. Gundaker, Jr.
 Revocable Trust                   3,850,000 (2)              27.1%

All directors and officers
 as a group (2 persons)            8,614,501                  60.7%
____________________

(1) Includes: (i) 334,095 shares issuable upon the exercise of the IPO Underwriter' warrants and stock purchase warrants included therein owned by Mr. Jordan and (ii) 3,850,000 shares of common stock held by the Gordon A. Gundaker, Jr., Revocable Trust (the "Trust"), which has granted Mr. Jordan an option to purchase 50% of such shares and an irrevocable proxy to vote such shares. Excludes (i) 550,600 shares held in certain irrevocable trusts established for Mr. Jordan's children and (ii) 571,428 shares issuable upon conversion of 2,000,000 shares of the Company's 2000 Variable Rate Convertible Cumulative Preferred Stock (the "2000 Preferred Stock") held by Mr. Gundaker with respect to which Mr. Jordan has an irrevocable proxy. The Preferred Stock is non-voting.

(2) Does not include 571,428 shares issuable upon conversion of 2,000,000 shares of the 2000 Preferred Stock held by the Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2002, Mr. Jordan owed the Company $23,825 pursuant to an unsecured demand note accruing interest at the rate of 10% per annum. This amount increased to $29,998 at December 31, 2003, primarily due to accrued interest.




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  See Exhibit Index.

     (b)  Reports on Form 8-K:  None
























                                 EXHIBIT INDEX

Exhibit   Description
-------   -----------

 3.1      Articles of Incorporation, as amended (1)

 3.2      Bylaws, as amended (2)

 4.1      Specimen Certificate of Common Stock (2)

 4.2      Specimen Warrant Certificate (2)

 4.3      Form of Warrant Agreement, as amended (2)

 4.4      Form of IPO Underwriter's Warrant (2)

 4.5      Specimen Certificate of 2000 Variable Rate
          Convertible Cumulative Preferred Stock  (4)

10.1      Employment Agreement between the Company and
          Wallace Neal Jordan (3)

10.2 Non-Competition Agreement between the Company and Wallace Neal Jordan (3)

21        Subsidiaries of the Company (4)

31 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 (1)

____________________________

(1)  Filed herewith.

(2) Incorporated herein from certain exhibits to the Company's Registration Statement on Form S-1, File No. 33-31324, as declared effective by the Securities and Exchange Commission on June 5, 1990.

(3) Incorporated herein from certain exhibits to the Company's Current Report on Form 8-K dated August 15, 1991.

(4) Incorporated herein from certain exhibits to the Company's Report on Form 10-K for the fiscal year ended December 31, 2001.




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Gundaker/Jordan American Holdings, Inc.
and Subsidiaries


We have audited the consolidated balance sheets of Gundaker/Jordan American Holdings, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gundaker/Jordan American Holdings, Inc. as of December 31, 2002 were audited by other auditors whose report dated April 8, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundaker/Jordan American Holdings, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richey May & Co., LLP

Richey May & Co., LLP
Englewood, Colorado

June 24, 2005

                      Gundaker/Jordan American Holdings, Inc.
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             December 31, 2003 and 2002

                                                      2003          2002
                                                  -----------    -----------
         ASSETS

ASSETS
Cash and cash equivalents                        $    18,886    $    36,570
Investment advisory fees and commissions
 receivable, net of allowance for doubtful
 accounts of $0 and $38,156                              984          3,513
Deposit with clearing broker                          24,602         27,721
Interest receivable                                   31,759           -
Other receivables, net of allowance for
 doubtful accounts of $0 and $68,403                   2,283          8,780
Other assets                                           1,030          4,127
Property, equipment and leasehold improvements,
 at cost; net of accumulated amortization and
 depreciation of $27,125 and $241,025                 14,457         61,011
Receivable from stockholder                           29,998         23,825
Investment, convertible debenture                    350,000        500,000
Net assets held for disposal                            -            62,724
                                                 -----------    -----------
TOTAL ASSETS                                     $   473,999    $   728,271
                                                 ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses            $   222,645    $   184,211
Deposits                                             156,333        131,333
Deferred investment advisory fees                      1,034          4,529
                                                 -----------    -----------
     Total liabilities                               380,012        320,073
                                                 -----------    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Variable rate, cumulative, convertible, non-
 voting preferred stock, $0.01 par value,
 $1.00 liquidation value; 5,000,000 shares
 authorized, 2,000,000 shares issued and
 outstanding                                          20,000         20,000
Common stock, $0.001 par value; 20,000,000,000
 shares authorized, 14,217,266 shares issued
 and outstanding                                      14,217         14,217
Additional paid-in capital                         4,463,657      4,463,657
Accumulated deficit                               (4,403,887)    (4,089,676)
                                                 -----------    -----------
     Total stockholders' equity                       93,987        408,198
                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   473,999    $   728,271
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      Gundaker/Jordan American Holdings, Inc.
                                and Subsidiaries
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the years ending December 31, 2003 and 2002

                                                      2003          2002
                                                 -----------    -----------
REVENUE
Investment advisory fees                         $    25,734    $   159,938
Commission income                                     58,588        239,940
Business services and other                             -            20,414
                                                 -----------    -----------
     Total revenue                                    84,322        420,292
                                                 -----------    -----------
OPERATING EXPENSES
Salaries and related expenses                         55,214        382,134
Commission expense                                     6,352        123,093
Professional fees                                    161,747         34,643
Communications and data processing                     9,168         47,480
Licenses, registrations and franchise taxes            9,929         37,281
Clearing costs                                        21,071         63,324
General and administrative                            77,874        120,713
Depreciation and amortization                          7,464         37,533
Occupancy and equipment                               19,314         93,521
                                                 -----------    -----------
     Total operating expenses                        368,133        939,722
                                                 -----------    -----------
     Operating loss                                 (283,811)      (519,430)
                                                 -----------    -----------
OTHER INCOME (EXPENSE)
Gain on trading securities                              -                48
Interest and dividends                                64,012         72,550
 Loss on disposal of fixed assets                     (32,074)          -
Other, net                                            24,808         28,948
                                                 -----------    -----------
     Total other income                               56,746        101,546
                                                 -----------    -----------
     Loss from continuing operations                (227,065)      (417,884)

LOSS FROM DISCONTINUED OPERATIONS                    (87,146)       (69,415)
                                                 -----------    -----------
NET LOSS                                         $  (314,211)   $  (487,299)
                                                 ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Net loss from continuing operations              $      (.02)   $      (.03)
                                                 ===========    ===========
Net loss from discontinued operations            $      (.01)   $      -
                                                 ===========    ===========
Net loss                                         $      (.03)   $      (.03)
                                                 ===========    ===========
Basic and diluted weighted-average number
 of common shares outstanding                     14,217,266     14,217,266
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                     Gundaker/Jordan American Holdings, Inc.
                                and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the years ending December 31, 2003 and 2002


                       Preferred Stock      Common Stock                                  Total
                      $0.01 Par Value     $0.001 Par Value    Additional               Stockholders
                     ---------  -------  ----------  -------   Paid-In    Accumulated    Equity
                      Shares    Amount    Shares     Amount    Capital      Deficit     (Deficit)
                     ---------  -------  ----------  -------  ----------  -----------  ------------
BALANCES, December
 31, 2001            2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(3,602,377)   $ 895,497

Net loss                  -        -           -        -           -        (487,299)    (487,299)
                     ---------  -------  ----------  -------  ----------  -----------    ---------

BALANCES, December
 31, 2002            2,000,000   20,000  14,217,266   14,217   4,463,657   (4,089,676)     408,198

Net loss                  -        -           -        -           -        (314,211)    (314,211)
                     ---------  -------  ----------  -------  ----------  -----------    ---------

BALANCES, December
 31, 2003            2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,403,887)   $  93,987
                     =========  =======  ==========  =======  ==========  ===========    =========




















The accompanying notes are an integral part of the financial statements.

                   Gundaker/Jordan American Holdings, Inc.
                              and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ending December 31, 2003 and 2002

                                                     2003          2002
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (314,211)   $  (487,299)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                       7,464         37,533
   Loss on disposal of assets                         32,074         37,953
   Loss on assets held, discontinued operations       62,724           -
Decrease (increase) in-
   Deposit with clearing broker                        3,119         (2,721)
   Interest receivable                               (31,759)          -
   Other receivables                                   6,497         40,029
   Investment advisory fees receivable                 2,529         12,881
   Trading marketable securities                        -            49,298
   Other assets                                        3,097         77,629
   Receivable from officer/stockholder                (6,173)          -
Increase (decrease) in-
   Accounts payable and accrued expenses              38,434        151,637
   Deferred investment advisory fees                  (3,495)        (8,720)
                                                 -----------    -----------
Net cash used in continuing operations              (199,700)       (91,780)
Net cash provided (used) by discontinued
 operations                                           11,103        (76,668)
                                                 -----------    -----------
     Net cash used in operating activities          (188,597)      (168,448)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in receivable from officer          -            (1,515)
Proceeds from sale of investment, convertible
 debenture                                           150,000           -
Capital expenditures                                  (4,087)       (14,524)
                                                 -----------    -----------
     Net cash provided (used) by investing
      activities                                     145,913        (16,039)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposit liabilities                       25,000        131,333
                                                 -----------    -----------
     Net cash provided by financing activities        25,000        131,333
                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (17,684)       (53,154)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          36,570         89,724
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $    18,886    $    36,570
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                       NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
Gundaker/Jordan American Holdings, Inc. and Subsidiaries ("JAHI") ("the Company") was incorporated in Florida in May 1989 under the name Jordan American Holdings, Inc. and subsequently changed its name to Gundaker/Jordan American Holdings, Inc. JAHI has conducted its investment advisory business under the name of Equity Assets Management. In 2001, JAHI announced the formation of a wholly-owned subsidiary named Equity Assets Management, Inc. ("EAM") and moved its investment advisory business into that entity. EAM provides investment advisory and portfolio management services to individual investors, pooled accounts and its mutual fund (which was dissolved in 2002) with its customers located mainly in the United States. EAM is registered as an investment advisor under the Investment Advisor Act of 1940.

The Company also owns 100% of the issued and outstanding common stock of IMPACT Financial Network, Inc. ("IFNI"). EAM's customer investment transactions are primarily brokered through IFNI, a registered broker-dealer in securities acting as a non-clearing introducing broker. In addition, the Company owned 100% of IMPACT Administrative Services, Inc. ("IASI") until January 2003 and IMPACT Tax and Business Services, Inc. ("ITABS") until December 2002, at which times these businesses were disposed (see Notes 2, 5, and 9). IASI provided operational and administrative support to Impact Management Investment Trust. ITABS, provided tax preparation and tax planning services to individuals and small businesses (see Note 5).

The accompanying consolidated financial statements include the accounts of JAHI and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEPOSIT WITH CLEARING BROKER
The Company has entered into an agreement with a clearing broker that requires a minimum restricted cash balance of $25,000. Due to the restricted nature of the cash deposit, it is not considered a cash equivalent for financial reporting purposes.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost and depreciated using the straight-line method, over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lease term. Software is amortized using the straight-line method over three years.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS
Potential impairment of long-lived assets is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is recognized when the estimated future net cash flows (undiscounted and without interest charges) from the asset are less than the carrying amount of the asset.

REVENUE RECOGNITION
Commission income is recognized on a settlement date basis, which does not differ materially from the trade date basis of accounting. Interest income is accrued and credited to income based on the principal amount outstanding.

Fixed investment advisory fees received in advance are deferred and amortized into income over the period in which services are performed. Investment advisory fees based on a percentage of the annual increase in the market value of a customer's portfolio (including interest and dividends) are recognized at the contract anniversary date. Fees due to sales representatives are recognized when such fees are earned.

STATEMENTS OF CASH FLOWS
For cash flow purposes, the Company considers cash and temporary investments with original maturities of three months or less, to be cash and cash equivalents.

INCOME TAXES
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are limited to amounts considered to be realizable in future periods.

EARNINGS PER SHARE
Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.
Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Net loss per common share has been adjusted to reflect preferred stock dividends in arrears of $60,000 and $52,500 for the years ending December 31, 2003 and 2002, respectively.

STOCK OPTIONS
The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The effect on net income or earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation has not been presented as no options were granted and therefore there is no effect for the years ended December 31, 2003 and 2002.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS
Certain reclassifications have been made to prior year balances to conform to the current year financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The adoption of this statement did not materially effect the financial statements.

In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".
SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

2.   DEPOSIT LIABILITIES
The Company formed Impact Management Investment Trust ("the Trust"), which was registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). EAM was the investment advisor of the Trust and IFNI was the primary distributor of the Trust. In 2002, the Company entered into a transaction to sell the Trust to the Trust's sub advisor, Schneider Capital Management, Inc. ("Schneider"), and received a deposit on the sale of $125,000. The negotiations ceased and Schneider decided against purchasing the Trust. The Company subsequently liquidated the Trust in 2002. The deposit liability is due on demand and bears interest at 8% per annum. The outstanding balance includes accrued interest of $16,333 and $6,333 at December 31, 2003 and 2002, respectively.

At December 31, 2003, JAHI held a $15,000 deposit from an individual for an anticipated future stock subscription by the Company.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   INVESTMENT, CONVERTIBLE DEBENTURE
The Company owns a variable rate, convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011, has a conversion price of $1.25 per share and bears interest at a rate of 14% per annum. During the year ended December 31, 2003, the Company sold $150,000 of the debenture. At December 31, 2003 and 2002, the Company's investment in the debenture was $350,000 and $500,000, respectively.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI of up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share. The Company's management has estimated that the BRAI warrants have no value at December 31, 2003 and 2002. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

The cost carrying value of the convertible debenture approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers.

4.   STOCKHOLDERS' EQUITY
At December 31, 2003, The Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

The Company issued 3,000,000 shares of 8% cumulative, convertible, non-voting preferred stock and one share of common stock to a customer of EAM in a private placement offering in 1993. In connection with this offering, 750,000 shares of common stock were given to the Company to distribute to the preferred shareholder by three officers of the Company for no additional consideration.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   STOCKHOLDERS' EQUITY (CONTINUED)
On December 31, 2000, the Company entered into a preferred stock exchange agreement (the "Agreement") with its sole preferred shareholder (the "Shareholder"). The Shareholder was the owner of 3,000,000 shares of the Company's 8% Convertible Redeemable Cumulative Preferred Stock (the "Outstanding Preferred Stock"). The Company was in arrears with respect to the payment of dividends on the Outstanding Preferred Stock, which arrearages totaled $600,000 as of December 31, 2000 (the "Dividend Arrearage").

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

In August 2001, the Company issued 3,100,000 shares of common stock in exchange for 1,500,000 shares of the New Preferred Stock. In addition, the preferred stock agreement was modified to provide that the dividend rate for 2001 and 2002 was to be 5.25%. At December 31, 2003 and 2002, cumulative dividends in arrears totaled $217,500 and $157,500, respectively.

5.   RELATED-PARTY TRANSACTIONS
The receivable from the officer/stockholder is unsecured, bears interest at 10% per annum, and is due on demand. The outstanding balance amounted to $29,998 and $23,825 at December 31, 2003 and 2002, respectively.

On November 30, 2000, the Company purchased certain assets of a tax preparation and tax planning services company from an officer and shareholder of JAHI valued at $105,100 as determined by the Board of Directors of the Company. The Company issued 100,500 stock options valued at $20,100 as part of the purchase price. The subsidiary that purchased these assets was discontinued during 2002 (see Note 9).

6.   INCOME TAXES
As of December 31, 2003 and 2002, the Company had approximately $4,132,000 and $3,818,000, respectively, of net operating loss carryforwards, expiring through the year 2023. A large portion of the net operating loss carryforwards were incurred prior to the 1991 reverse acquisition of JAHI and its subsidiaries and, as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of the Internal Revenue Code. As of December 31, 2003 and 2002, the Company also had net capital loss carryforwards of approximately $597,000 and $603,000, respectively, which expire through 2007.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   INCOME TAXES (CONTINUED)
The estimated deferred tax asset related to the net operating loss and capital loss carryforwards amounted to approximately $1,762,000 and $1,647,000 at December 31, 2003 and 2002, respectively.

Based upon the Company's current operating losses and the uncertainty as to future taxable income and the realization of the deferred tax assets, a full valuation allowance has been provided for the Company's net deferred tax assets as of December 31, 2003 and 2002.

7.   STOCK OPTIONS
During August 1991, the Board of Directors of JAHI approved the Long-Term Incentive Plan ("the Plan"), a stock option plan. The aggregate number of shares of common stock that may be granted by the Company will not exceed a maximum of 2,000,000 shares during the period of the Plan.

The option price per share shall be at least the fair market value (as determined by the Finance/Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted. If at any time a stock option is granted, an employee owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the terms of the stock option shall specify that the option price shall be at least 110% of the fair market value of the stock subject to the option, and shall be exercisable for up to five years from the date of the grant. In addition, the Plan provides for the mandatory grant of options to directors on a yearly basis commencing March 1, 1993.

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

The Company has also issued certain stock options outside of the Plan. Information with respect to all options is as follows:

                                     Long-term                                        Weighted
                                     Incentive   Other    Exercise                     Average
                                       Plan     Options    Total     Price Range    Exercise Price
                                     ---------  -------  ---------  -------------   --------------
Balances at December 31, 2001          915,732  287,200  1,202,932   $0.13 - 2.00      $ 0.72
Granted                                   -        -          -            -              -
Forfeited and expired                 (499,482) (50,000)  (549,482)   0.13 - 1.56         -
                                      --------  -------  ---------   ------------      ------
Balances at December 31, 2002          416,250  237,200    653,450    0.13 - 2.00        1.92
Granted                                   -        -          -            -              -
Forfeited and expired                  (17,500)  (5,700)   (23,200)   0.75 - 1.94         -
                                      --------  -------  ---------   ------------      ------
Balances at December 31, 2003          398,750  231,500    630,250   $0.13 - 2.00      $ 0.83
                                      ========  =======  =========   ============      ======

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   STOCK OPTIONS (CONTINUED)

                                     Long-term                                        Weighted
                                     Incentive   Other    Exercise                     Average
                                       Plan     Options    Total     Price Range    Exercise Price
                                     ---------  -------  ---------  -------------   --------------
Number of options exercisable
 at December 31, 2002                  416,250  237,200    653,450   $0.13 - 2.00       $1.92
                                       =======  =======    =======   ============       =====
Number of options exercisable
 at December 31, 2003                  398,750  231,500    630,250   $0.13 - 2.00       $0.83
                                       =======  =======    =======   ============       =====

At December 31, 2003 and 2002, 1,533,750 share options were available for future grant under the Plan. The following table summarizes additional information regarding all stock options and warrants outstanding at December 31, 2003:

                      *           Weighted-                     *
                    Number         Average     Weighted       Number       Weighted
                Outstanding at   Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual   Exercise    December 31,    Exercise
  Prices            2003            Life        Price         2003           Price
------------    --------------   -----------   --------   --------------   --------
$0.13 - 0.38       320,500        4.6 years     $ 0.23       320,500        $ 0.24
 0.50 - 1.00     1,328,500        5.5 years       0.57     1,328,500          0.57
 1.02 - 1.50       141,750        2.1 years       1.23       141,750          1.23
 1.56 - 2.58        97,545        2.9 years       2.19        97,545          2.19
                 ---------                                 ---------
                 1,888,295                                 1,888,295
                 =========                                 =========

*  Includes 1,258,045 stock options and warrants discussed in Notes 4 and 5.

8.   LEASE EXPENSE
The Company leases office space from unrelated entities under month-to-month agreements. Total rent expense for the years ended December 31, 2003 and 2002 was approximately $19,483 and $64,435 (net of sublease rentals of $7,200), respectively.

9.   DISCONTINUED OPERATIONS
During the year ended December 31, 2002, an officer and shareholder of the Company who was in charge of ITABS discontinued his employment with the Company. The Company originally purchased ITABS from this individual in November 2000 for $105,100 in cash and stock options of the Company (see Note
5). When this officer left the Company, the Company ceased its activities in this subsidiary. In addition, during the year ended December 31, 2003, the Company discontinued the operation of its subsidiary, IASI. IASI had no operations during 2003 and at the beginning of 2003, had liabilities in excess of its assets of $900. During 2003, the Company wrote off the assets held for disposal in ITABS of approximately $63,000 and incurred approximately $24,000 of other costs in disposing of the subsidiaries.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   DISCONTINUED OPERATIONS (CONTINUED)
Net assets and results of operations of IASI and ITABS are as follows:

                                                2003          2002
                                              --------      ---------
     Assets                                   $   -         $  76,333
     Liabilities                                  -           (13,609)
                                              --------      ---------
        Net assets held for disposal          $   -         $  62,724
                                              ========      =========
     Revenue                                  $   -         $  92,366
     Expenses                                  (87,146)      (161,781)
                                              --------      ---------
        Net loss from discontinued
          operations                          $(87,146)     $ (69,415)
                                              ========      =========

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES
In the normal course of business, the Company's client activities ("clients") through its clearing broker involve the execution, settlement, and financing of various client securities transactions. These activities may expose the Company to off-balance sheet risk. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client's obligations.

The Company's revenues are primarily derived from a percentage of the assets under management and performance fees based on the appreciation of those assets. Assets under management are impacted by both the extent to which the Company attracts new (or looses existing) clients and the appreciation or depreciation of the U.S. and international equity and fixed income markets. A downturn in general economic conditions could cause investors to cease using the services of the Company.

The Company has assets on deposit with its clearing broker which are subject to credit risk. In the event of the broker's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments, including cash and cash equivalents, receivables, other assets, payables, and other liabilities, are carried at amounts that approximate fair value due to the short-term nature of those instruments.

12.  REGULATORY REQUIREMENTS
IFNI is a registered broker-dealer in securities with the Securities and Exchange Commission and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended ("the net capital rule"). Pursuant to the net capital rule, IFNI is required to maintain a minimum net capital, as defined under such rule.

                    Gundaker/Jordan American Holdings, Inc.
                             and Subsidiaries
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  REGULATORY REQUIREMENTS (CONTINUED)
At December 31, 2003, IFNI had net capital and net capital requirements of $12,924 and $5,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was 1.26 to 1. According to Rule 15c3-1, the Company's net capital ratio shall not exceed 15 to 1. Therefore, on a consolidated basis as of December 31, 2003, net assets of $5,000 are not available for any purpose other than meeting IFNI's net capital requirements.

13.  GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise capital through the issuance of common stock and/or selling certain subsidiaries or assets of the Company. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                                 (Registrant)


Dated: June 24, 2005             By:  /s/  W.  Neal Jordan
                                 -----------------------------------------
                                 W. Neal Jordan,
                                 Chief Executive Officer, President,
                                 Chief Investment Officer, Chief Financial
                                 Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: June 24, 2005             By:  /s/  W.  Neal Jordan
                                 ------------------------------------------
                                 W. Neal Jordan,
                                 Chief Executive Officer, President,
                                 Chief Investment Officer, Chief Financial
                                 Officer, and Secretary