Form 10QSB
period 2004-03-31
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2004


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


As of May 15, 2004, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].








                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of March 31, 2003
           and December 31, 2003 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           month periods ended March 31, 2004 and 2003
           (unaudited)                                              5

           Condensed Statements of Cash Flows for the three
           month periods ended March 31, 2004 and 2003
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the three month period ended
           March 31, 2004 (unaudited)                               7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       15
   Item 6. Exhibits and Reports on Form 8-K                        15

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                 March 31,     December 31,
                                                   2004            2003
                                                -----------    ------------
ASSETS

CURRENT ASSETS
 Cash                                           $     4,667    $    18,886
 Investment advisory fees receivable                 10,872            984
 Deposit with clearing broker                        30,424         24,602
 Interest receivable                                 12,216         31,759
 Receivable from stockholders                        42,401         29,998
 Other receivables                                    2,276          2,283
 Prepaid expenses                                     1,030          1,030
                                                -----------    -----------
     Total current assets                           103,886        109,542


FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $ 27,921 and $ 27,125
  respectively)                                      14,140         14,457

OTHER ASSETS
 Boston Restaurant debentures                       350,000        350,000
                                                -----------    -----------
TOTAL ASSETS                                    $   468,026    $   473,999
                                                ===========    ===========






















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                                  March 31,    December 31,
                                                    2004          2003
                                                 -----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses          $   363,618    $   378,978
 Deferred revenues                                    5,697          1,034
                                                -----------    -----------
     Total current liabilities                      369,315        380,012

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized 5,000,000
  shares issued and outstanding, 2,000,000           20,000         20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued and outstanding
  14,217,266 shares                                  14,217         14,217
 Additional paid-in capital                       4,463,657      4,463,657
 Accumulated deficit                             (4,399,163)    (4,403,887)
                                                -----------    -----------
     Total Stockholders' Equity                      98,711         93,987
                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $   468,026    $   473,999
                                                ===========    ===========






















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months
                                                      Ending March 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
Revenue
 Commission income                              $    23,171    $    20,720
 Investment advisory fees                             8,832         (2,216)
                                                -----------    -----------
     Total revenue                                   32,003         18,504

Operating expenses:
 General and administrative expenses                 39,758        155,723
                                                -----------    -----------
Loss from operations                                 (7,755)      (137,219)

Other income (expense):
 Dividend and interest income                        12,512         15,918
 Other income (net)                                      75         13,601
                                                -----------    -----------
     Total other income                              12,587         29,519
                                                -----------    -----------

Net income (loss) before income tax                   4,832       (107,700)

 Income taxes                                           108            390
                                                -----------    -----------
Net income (loss)                               $     4,724    $  (108,090)
                                                ===========    ===========

Net income (loss) per share                     $     (0.00)   $     (0.01)
                                                ===========    ===========

Weighted average shares of
 common stock outstanding - Basic                14,217,266     14,217,266
                                                ===========    ===========
 Diluted                                         14,217,266     14,217,266
                                                ===========    ===========














The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       Three Months
                                                      Ending March 31,
                                                ---------------------------
                                                    2004           2003
                                                ------------   ------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                               $     4,724    $  (108,090)

Adjustments to reconcile net income (loss) to
 net cash flows from operations:
  Depreciation and amortization                         796         17,207
  Loss on disposal of assets                           -            62,724
  Changes in operating assets and liabilities:
   Investment advisory fees                          (9,888)        (8,313)
   Clearing broker                                   (5,822)         2,602
   Interest receivable                               19,543           -
   Deposits                                            -          (131,333)
   Other receivables                                      7         (8,834)
   Receivable from shareholders                     (12,403)       (12,996)
   Other assets                                        -             1,819
   Accrued expenses and accounts payable            (17,860)       136,078
   Deferred revenue                                   4,663         (4,447)
                                                -----------    -----------
     Net cash used by operating activities          (16,240)       (53,583)

CASH FLOWS FROM INVESTING ACTIVITIES
 Trading marketable securities                         -            50,000
 Capital expenditures                                  (479)          -
                                                -----------    -----------
     Net cash provided by investing activities         (479)        50,000
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposit liability                        2,500           -
                                                -----------    -----------
     Net cash provided by investing activities        2,500           -
                                                -----------    -----------
Net increase (decrease) in cash                     (14,219)        (3,583)

Cash, beginning of period                            18,886         36,570
                                                -----------    -----------
Cash, end of period                             $     4,667    $    32,987
                                                ===========    ===========










The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2003


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2003          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,403,887)  $  93,987

Net loss                -        -           -        -           -           4,724       4,724
                   ---------  -------  ----------  -------  ----------  -----------   ---------

Balance, March 31,
 2004              2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,399,163)  $  98,711
                   =========  =======  ==========  =======  ==========  ===========   =========


































The accompanying notes are an integral part of these financial statements.

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2004
                                (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003. Operating results for the three months ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2003.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2004, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              March 31, 2004
                               (Unaudited)
                               (continued)

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

NOTE 3 - GOING CONCERN

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net profit for the three month period ended March 31, 2004 of $4,724 or $0.00 per common share compared to a net loss of $(108,090) or ($0.01) per common share for the corresponding period of the previous year.

For the current quarter, the Company is mainly inactive, except for certain commissions and incidental expenses. This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

The Company had an operating loss of $(7,755) for the three months ended March 31, 2004 compared to an operating loss of $(137,219) for the three months ended March 31, 2003. This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

For the three months ended March 31, 2004, revenues totaled $32,003 compared to revenues of $18,504 for the same quarter of 2003, an increase of approximately 73% due to increased commission income during the quarter.

Selling, general, and administrative ("SG&A") expenses of $39,758 were incurred during the three month period ended March 31, 2004, compared to $155,723 for the comparative period of the previous year. This decrease of approximately 74% was due primarily to a reduction in professional fees, and related reductions in general and administrative expense.

Total other income (expenses) was $12,587 for the three months ended March 31, 2004, compared to $29,519 for 2003. The reduction in income relates to the variable interest rate on the Company's investment in Boston Restaurant debentures, as well as a reduction in the principal amount thereof.

Liquidity and Capital Resources
-------------------------------

                                     Three months ended March 31,
                                         2004           2003
                                      ---------      ---------
     Operating activities             $ (16,240)     $ (53,583)
     Investing activities                  (479)        50,000
     Financing activities                 2,500           -
                                      ---------      ---------
     Net effect on cash               $ (14,219)     $  (3,583)
                                      =========      =========

As of March 31, 2004 and the year ended December 31, 2003, the Company had a deficit in working capital of $265,429 and $270,470, respectively.

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