Form 10QSB
period 2004-06-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: June 30, 2004


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

As of August 15, 2004, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].








                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of June 30, 2004
           and December 31, 2003 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           and six month periods ended June 30, 2004 and 2003
           (unaudited)                                              5

           Condensed Statements of Cash Flows for the six
           month periods ended June 30, 2004 and 2003
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the six month period ended
           June 30, 2004 (unaudited)                                7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       15
   Item 6. Exhibits and Reports on Form 8-K                        15

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                               (Unaudited)

                                                 June 30,      December 31,
                                                   2004            2003
                                                -----------    ------------
ASSETS

CURRENT ASSETS
 Cash                                           $     1,399     $    18,886
 Investment advisory fees receivable                    508             984
 Deposit with clearing broker                        29,780          24,602
 Interest receivable                                 24,433          31,759
 Receivable from stockholders                        43,984          29,998
 Other receivables                                      846           2,283
 Prepaid expenses                                     1,030           1,030
                                                -----------     -----------
     Total current assets                           101,980         109,542

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $28,730 and $27,125,
  respectively)                                      13,331          14,457

OTHER ASSETS
 Boston Restaurant debentures                       350,000         350,000
                                                -----------     -----------

TOTAL ASSETS                                    $   465,311     $   473,999
                                                ===========     ===========























The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                                 June 30,     December 31,
                                                   2004           2003
                                               -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses         $  202,658     $   222,645
 Deposits                                         161,333         156,333
 Deferred revenues                                  2,166           1,034
                                               ----------     -----------
     Total current liabilities                    366,157         380,012

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                        20,000          20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued and
  outstanding 14,217,266 shares                    14,217          14,217
 Additional paid-in capital                     4,463,657       4,463,657
 Accumulated deficit                           (4,398,720)     (4,403,887)
                                               ----------     -----------
     Total Stockholders' Equity                    99,154          93,987
                                               ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $  465,311     $   473,999
                                               ==========     ===========





















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                  Three Months              Six Months
                                                 Ending June 30,          Ending June 30,
                                                2004         2003         2004        2003
                                             ----------   ----------   ----------  ----------
Revenue
 Commission income                           $   14,229   $   27,487   $   37,400  $   48,207
 Investment advisory fees                           763        2,216        9,595        -
                                             ----------   ----------   ----------  ----------
Total revenue                                    14,992       29,703       46,995      48,207

Operating expenses:
 General administrative expenses                 26,954       78,584       66,712     234,306
                                             ----------   ----------   ----------  ----------
Income (Loss) from operations                   (11,962)     (48,881)     (19,717)   (186,099)

Other income (expense):
 Dividend and interest income                    12,438       15,917       24,950      31,835
 Other income (net)                                -           2,699           75      16,300
                                             ----------   ----------   ----------  ----------
     Total other income                          12,438       18,616       25,025      48,135
                                             ----------   ----------   ----------  ----------
Income (loss) before income tax                     476      (30,265)       5,308    (137,964)

     Income taxes                                    33          679          141       1,069
                                             ----------   ----------   ----------  ----------
Net income (loss)                            $      443   $  (30,944)  $    5,167  $ (139,033)
                                             ==========   ==========   ==========  ==========

Net loss per share                           $    (0.00)  $    (0.00)  $    (0.00) $    (0.01)
                                             ==========   ==========   ==========  ==========

Weighted average shares of
 common stock outstanding                    14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========

  Diluted                                    14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========














The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Six Months Ending
                                               June 30,        June 30,
                                                 2004            2003
                                               ---------      ---------
CASH FLOWS FROM OPERATIONS
Net income (loss)                              $  5,167       $(139,033)
Adjustments to reconcile net income (loss)
 to net cash flows from operations:
  Depreciation and amortization                   1,605          20,257
  Loss on disposal of assets                       -             62,724
  Changes in operating assets and liabilities:
   Investment advisory fees                         476          (1,443)
   Clearing broker                               (5,178)          2,627
   Interest receivable                            7,326            -
   Deposits payable                                -           (131,333)
   Other receivables                              1,437         (24,531)
   Receivable from shareholders                 (13,986)        (20,834)
   Other assets                                    -              4,040
   Accrued expenses and accounts payable        (19,987)        145,357
   Deferred revenue                               1,132          (4,374)
                                               --------       ---------
   Net cash used by operating activities        (22,008)        (86,543)

CASH FLOWS FROM INVESTING ACTIVITIES
 Trading marketable securities                     -             50,000
 Capital expenditures                              (479)           -
                                               --------       ---------
   Net cash provided used by investing
    activities                                     (479)         50,000
                                               --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposit liability                    5,000            -
                                               --------       ---------
   Net cash provided used by investing
    activities                                    5,000            -
                                               --------       ---------
Net increase (decrease) in cash                 (17,487)        (36,553)

Cash, beginning of period                        18,886          36,580
                                               --------       ---------
Cash, end of period                            $  1,399       $      27
                                               ========       =========










The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended June 30, 2004


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2003          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,403,887)   $  93,987

Net loss                -        -           -        -           -           5,167        5,167
                   ---------  -------  ----------  -------  ----------  -----------    ---------
Balance, June 30,
 2004              2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,398,720)   $  99,154
                   =========  =======  ==========  =======  ==========  ===========    =========

































The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2003. Operating results for the six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the six months ended June 30, 2004, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net profit (loss) for the three and six month periods ended June 30, 2004, of $443 and $5,167 or ($0.00) and $0.00 per common share compared to a three month net loss of $(30,944) and a six month net loss of $(139,033) or $(0.00) and ($0.01) per common share for the corresponding periods of the previous year.

This decrease in operating loss is primarily due to a significant decrease in operating expenses, including professional fees, since the Company was generally inactive except for certain trailing commissions and interest income.

The Company had an operating loss of $(11,962) and $(19,717) for the three and six month periods ended June 30, 2004 compared to an operating loss of $(48,881) and $(186,099) for the respective three and six month periods ended June 30, 2003. This change in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same periods last year.

For the three and six month periods ended June 30, 2004, revenues totaled $14,992 and $46,995 compared to revenues of $29,703 and $48,207 for the same quarter and year to date periods of 2003, a decrease of approximately 50% and 3% respectively, due primarily to the fluctuation in the amount of commissions received.

Selling, general, and administrative ("SG&A") expenses of $26,954 and $66,712 were incurred during the three and six month periods ended June 30, 2004, compared to $78,584 and $234,306 for the comparative periods of the previous year. This decrease of approximately 66% and 66% respectively, was due primarily to the decrease in professional fees while the company was generally inactive.

Total other income (expenses) was $12,438 and $25,025 for the three and six month periods ended June 30, 2004, compared to $18,616 and $48,135 for the corresponding three and six month periods in 2003. This change was primarily due to a variable rate of return on the company's investment in Boston Restaurant debentures, as well as a reduction in the principal amount owned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------

                                      Six months ended June 30,
                                         2004           2003
                                      ---------      ---------
     Operating activities             $ (22,008)     $ (86,543)
     Investing activities                  (479)        50,000
     Financing activities                 5,000           -
                                      ---------      ---------
     Net effect on cash               $ (17,487)     $ (36,543)
                                      =========      =========

As of June 30, 2004 and the year ended December 31, 2003, the Company had a deficit in working capital of $264,177 and $270,469, respectively.

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