Form 10QSB
period 2004-09-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

Gundaker/Jordan American Holdings 12-31-04 10-KSB

                                United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 2004


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


As of November 15, 2004, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X].






                               TABLE OF CONTENTS


                                                                  Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of September 30, 2004
           and December 31, 2003 (unaudited)                       3-4

           Condensed Statements of Operations for the three
           and nine month periods ended September 30, 2004 and
           2003 (unaudited)                                         5

           Condensed Statements of Cash Flows for the nine
           month periods ended September 30, 2004 and 2003
           (unaudited)                                              6

           Condensed Statement of Stockholders' Equity
           (Deficit) for the nine month period ended
           September 30, 2004 (unaudited)                           7

           Notes to Condensed Financial Statements
           (unaudited)                                             8-9

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10-13

   Item 3. Controls and Procedures                                 13

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                       14
   Item 2. Changes in Securities                                   14
   Item 3. Defaults Upon Senior Securities                         15
   Item 4. Submission of Matters to a Vote of Security Holders     15
   Item 5. Other Information                                       16
   Item 6. Exhibits and Reports on Form 8-K                        16

Signatures                                                         16

Certifications

     Exhibit 31
     Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                               (Unaudited)

                                              September 30,    December 31,
                                                  2004             2003
                                              -------------    ------------

ASSETS

CURRENT ASSETS
 Cash                                         $     9,951     $    18,886
 Investment advisory fees receivable                 -                984
 Deposit with clearing broker                      25,226          24,602
 Interest receivable                                9,654          31,759
 Receivable from stockholders                        -             29,998
 Other receivables                                  1,176           2,283
 Prepaid expenses                                     332           1,030
                                              -----------     -----------
     Total current assets                          46,339         109,542

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $28,730 and $27,125,
  respectively)                                    12,522          14,457

OTHER ASSETS
 Boston Restaurant debentures                     300,000         350,000
                                              -----------     -----------

TOTAL ASSETS                                  $   358,861     $   473,999
                                              ===========     ===========






















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                              September 30,    December 31,
                                                  2004             2003
                                              -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses        $   200,432     $   222,645
 Payable to stockholder                           392,519            -
 Deposits                                         163,833         156,333
 Deferred revenues                                  1,301           1,034
                                              -----------     -----------
     Total current liabilities                    758,085         380,012

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                        20,000          20,000
 Common stock $0.001 par value, authorized,
  20,000,000,000 shares: issued and
  outstanding 14,217,266 shares                    14,217          14,217
 Additional paid-in capital                     4,463,657       4,463,657
 Accumulated deficit                           (4,897,098)     (4,403,887)
                                              -----------     -----------
     Total Stockholders' Equity (Deficit)        (399,224)         93,987
                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   358,861     $   473,999
                                              ===========     ===========



















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                  Three Months              Nine Months
                                               Ending September 30,     Ending September 30,
                                                2004         2003         2004        2003
                                             ----------   ----------   ----------  ----------
Revenue
 Commission income                           $    4,050   $   19,576   $   41,450  $   67,783
 Investment advisory fees                         2,154         -          11,749        -
                                             ----------   ----------   ----------  ----------

Total revenue                                     6,204       19,576       53,199      67,783

Operating expenses:
 General administrative expenses                514,885       58,351      581,597     292,659
                                             ----------   ----------   ----------  ----------
Income (Loss) from operations                  (508,681)     (38,775)    (528,398)   (224,876)

Other income (expense):
 Dividend and interest income                    10,302       16,094       35,252      47,929
 Other income (net)                                -           6,427           75      22,727
                                             ----------   ----------   ----------  ----------
  Total other income                             10,302       22,521       35,327      70,656
                                             ----------   ----------   ----------  ----------

DISCONTINUED OPERATIONS
 Loss on disposals of assets                       -         (32,074)        -        (32,074)

Income (loss) before income tax               (498,379)      (48,328)    (493,071)   (186,294)

  Income taxes                                    -             (260)        (140)     (1,326)
                                             ----------   ----------   ----------  ----------
Net income (loss)                            $ (498,379)  $  (48,588)  $ (493,211) $ (187,620)
                                             ==========   ==========   ==========  ==========

Net income (loss) per share                  $    (0.04)  $    (0.00)  $    (0.03) $    (0.01)
                                             ==========   ==========   ==========  ==========

Weighted average shares of common stock
 outstanding                                 14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========
Diluted                                      14,217,266   14,217,266   14,217,266  14,217,266
                                             ==========   ==========   ==========  ==========


                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                   Nine Months Ending
                                               September 30,  September 30,
                                                   2004           2003
                                               -------------  -------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                              $  (493,211)    $  (187,620)

Adjustments to reconcile net income (loss) to
 net cash flows from operations:
  Depreciation and amortization                      2,415           6,718
  Loss on disposal of assets                          -            108,901
  Changes in operating assets and liabilities:
   Investment advisory fees                            984          (3,931)
   Clearing broker                                    (624)          2,627
   Interest receivable                              22,105            -
   Deposits payable                                   -           (131,333)
   Other receivables                                 1,106          (9,016)
   Receivable from shareholders                    422,517         (38,873)
   Other assets                                        698           4,040
   Accrued expenses and accounts payable           (22,213)        166,728
   Deferred revenue                                    267          (4,453)
                                               -----------    ------------
     Net cash used by operating activities         (65,956)        (86,212)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from debenture and marketable
  securities                                        50,000          50,000
 Capital expenditures                                 (479)           -
                                               -----------    ------------
     Net cash provided by investing activities      49,521          50,000

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposit liability                       7,500            -
                                               -----------    ------------
Net decrease in cash                                (8,935)        (36,212)

Cash, beginning of period                           18,886          36,570
                                               -----------    ------------
Cash, end of period                            $     9,951    $        358
                                               ===========    ============












The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 2004


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2003          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,403,887)   $  93,987

Net loss                -        -           -        -           -        (493,211)    (493,211)
                   ---------  -------  ----------  -------  ----------  -----------    ---------

Balance, September
 30, 2004          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,897,098)   $(399,224)
                   =========  =======  ==========  =======  ==========  ===========    =========



































The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2004
                                 (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the nine months ended September 30, 2004, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2004
                                 (Unaudited)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net loss for the three and nine month periods ended September 30, 2004, of $(498,379) and $(493,211) or ($0.04) and ($0.03) per
common share compared to a three and nine month net loss of $(48,588) and $(187,622) or $(0.00) and ($0.01) per common share for the corresponding periods of the previous year.

This increase in operating loss is primarily due to approximately $430,000 of legal fees attributable to the takeover attempt.

The Company had an operating loss of $(508,681) and $(528,398) for the three and nine month periods ended September 30, 2004 compared to an operating loss $(38,775) and $(224,876) for the respective three and nine month periods ended September 30, 2003. This change in operating loss is primarily due to the legal fees for defense of the takeover attempt, as offset by the cost savings from the Company's relative inactivity during 2004 as compared with 2003.

For the three and nine month periods ended September 30, 2004, revenues totaled $6,204 and $53,199 compared to revenues of $19,576 and $67,783 for the same quarter and year to date periods of 2003, a decrease of approximately 68% and 22% respectively, due primarily to the reduction of commissions received as the Company's inactivity for the current year continued.

Selling, general, and administrative ("SG&A") expenses of $514,885 and $581,597 were incurred during the three and nine month periods ended September 30, 2004, compared to $58,351 and $292,659 for the comparative periods of the previous year. The increases were due primarily to the accrual of professional fees in the current quarter, offset by a decline in other operating costs.

Total other income (expenses) was $10,302 and $35,327 for the three and nine month periods ended September 30, 2004, compared to $22,521 and $70,656 for the corresponding three and nine month periods in 2003. This change was primarily due to a variable rate of return on the company's investment in Boston Restaurant debentures, as well as a reduction in the principal amount owned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------

                                   Nine months ended September 30,
                                         2004           2003
                                      ---------      ---------
     Operating activities             $(65,956)      $(86,544)
     Investing activities               49,521         50,000
     Financing activities                7,500           -
                                      --------       --------
     Net effect on cash               $ (8,935)      $(36,212)
                                      ========       ========

As of September 30, 2004 and the year ended December 31, 2003, the Company had a deficit in working capital of $711,746 and $270,469, respectively.

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

     On October 3, 2001, the Company appealed the District Court's issuance of the preliminary injunction to the United States Court of Appeals for the Ninth Circuit. On October 4, 2001, the Company filed an emergency motion for a stay of the District Court's preliminary injunction. That same day, a judge of the Court of Appeals issued an order enjoining the parties from holding any shareholders' meeting or conducting any shareholders' vote pending consideration by a regular three-judge motions panel of the appellate court of the Company's motion for a stay pending appeal of the Preliminary Injunction entered by the District Court. On October 25, 2001, the Court of Appeals granted the Company's motion to expedite the appeal. It has also issued an expedited briefing schedule for the appeal. On October 26, 2001, a three-judge panel of the Court of Appeals entered an order dissolving the temporary stay of the District Court's preliminary injunction granted on October 4, 2001, and denied the Company's motion for a stay of enforcement of the District Court's preliminary injunction while the appeal is pending.

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

     None

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