Form 10KSB
period 2004-12-31
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for fiscal year 2004 were $67,905. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $0 as of December 31, 2004, multiplied by 14,217,266 shares of common stock.

As of December 31, 2004, the Company had a total of 14,217,266 shares of common stock outstanding.

--------------
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.



                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:


                                      INDEX

PART 1                                                                PAGE

Item 1.  Description of Business                                        3
Item 2.  Description of Property                                        6
Item 3.  Legal Proceedings                                              6
Item 4.  Submission of Matters to a Vote of Security Holders            6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters       7
Item 6.  Management's Discussion and Analysis or Plan of Operations     9
Item 7.  Financial Statements                                          13
Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                      13
Item 8A. Controls and Procedures                                       14
Item 8B. Other Information                                             14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act    14
Item 10. Executive Compensation                                        16
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                    17
Item 12. Certain Relationships and Related Transactions                18
Item 13. Exhibits and Reports on Form 8-K                              18

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

     Developments during the fiscal year 2004 within EAM and IFNI are described in the section below entitled "Operations."

     W. Neal Jordan was reinstated as the Chairman of the Board of Directors of the Company, as President and as Chief Executive Officer and Chief Investment Officer on November 2, 2002. He had been removed in 2001.

     During the fiscal year ended December 31, 2004, the Company was not involved in any bankruptcy, receivership or similar proceedings or any other material reclassifications, mergers or consolidations, and the Company did not acquire or dispose of any material amount of assets during such year.

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

     Incentive-based advisory fees on assets under management for our clients provide the largest portion of our revenues. Such revenues began declining in 2001 in a trend that has continued to date. Our assets under management have also declined in recent years. At December 31, 2004, EAM managed 119 individual accounts with assets under management of approximately $3.9 million, down from 128 individual accounts and $4.6 million at 2003 year end. Approximately 30% of the assets under management in these accounts pay the fixed percentage of assets fee of approximately 1.9% annually. Approximately 70% of the assets under management in these accounts are billed on an incentive fee basis, whereby EAM receives 20% of the net realized and unrealized gains, including dividends and interest, in the account following each year of management.

     Incentive based advisory fees on assets under management for semi-affluent investors provide the largest portion of the Company's revenues, but have been declining since 2000. We believe that this trend may continue through 2005 and beyond. A semi-affluent investor generally has a total net worth greater than $1 million and less than $10 million. For the year ended December 31, 2004 no single client provided more than 5% of the Company's consolidated revenues. Accordingly, the loss of any single client would not have a material adverse effect on the Company's total investment management business.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently maintains its headquarters at 2458 Old Dorsett Road, Suite 118, Maryland Heights, Missouri 63043. The Company no longer has any satellite offices. Currently, the Company uses this space free of rent. The space is owned by Gordon Gundaker. During 2004, the Company paid $7,825 in rent to unrelated entities.

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

     No matters were submitted to the security holders for vote in 2004.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
-----------------------

     The Company's common stock currently trades on the OTC Pink Sheets under the symbol "JAHIW.PK." In May 2003, the Company's symbol was changed from JAHI.OB, when the Company was removed from the Bulletin Board and placed in the Pink Sheets. The following are the high and low sales prices for our stock for the four-year period ended December 31, 2004. Such prices may represent high and low bid quotations or prices between dealers in securities and do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

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

Year Ended December 31, 2004         High             Low
------------------------------------------------------------

      First Quarter                 $0.00             $0.00
      Second Quarter                $0.00             $0.00
      Third Quarter                 $0.00             $0.00
      Fourth Quarter                $0.00             $0.00


     On December 31, 2004, the closing price of the Company's common stock was $0.00. As of December 31, 2004, approximately 820,000 shares of its common stock were held in accounts of EAM clients, which represented approximately 5.8% of the Company's outstanding shares of common stock as of December 31, 2004. Wallace Neal Jordan owned approximately 30% of the Company's outstanding shares of common stock at December 31, 2004.

(b) Shareholders
----------------

     At December 31, 2004, there were 14,217,266 outstanding shares of the Company's common stock and 870 shareholders of record.

(c)  Dividends
--------------

Common

     The Company has not paid or declared cash dividends on its common stock since inception and does not anticipate paying dividends in the foreseeable future. At December 31, 2004, the Company's policy was to retain all earnings for application in its business. Payment of future cash dividends is at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and other such factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
------------------------------------------

     There were no sales of securities in the year ended December 31, 2004 without registration under the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS.

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance:

                            Equity Compensation Plan Information
--------------------------------------------------------------------------------

                   Number of securities
                   to be issued upon      Weighted average
                   exercise of            exercise price of     Number of securities
                   outstanding options,  outstanding options,   remaining available
Plan Category      warrants and rights    warrants and rights   for future issuance
-------------      --------------------  ---------------------  --------------------
Equity compensation
plans approved by
security holders.       347,250               $ 0.83               1,533,750
------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders.    184,000               $ 0.83                  N/A
------------------------------------------------------------------------------------
   Totals               531,250                  --
------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations
---------------------

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2004 WITH FISCAL YEAR DECEMBER DECEMBER 31, 2003

     Net loss for 2004 was $512,446 or $.04 per common share and share equivalent compared to a net loss of $314,211 or $.03 per common share and share equivalent for 2003.

     Revenues from investment advisory fees for 2004 totaled $20,664 compared to $25,734 for 2003, a decrease of 20%.

     Commission revenues decreased for 2004 to $47,241, as compared to $58,588 for 2003, a decrease of approximately 19%. This decrease was primarily due to decreased activity in the management of accounts, and increased focus on preparation for the future.

     Selling, general, and administrative ("SG&A") expenses of $85,471 were incurred during 2004, compared to SG&A expenses of $77,874 for 2003, an increase of approximately 10%. The increase in SG&A expenses stems primarily from the Company beginning to recommence operations. Other operating expenses
declined during 2004, including salaries   31%, communications   64%, taxes
and licenses   42%, and occupancy - 59%.

     Professional fees increased in 2004 to $457,692 from $161,747 in 2003, an increase of 183%. This increase is due to the Company's agreement to repay Mr. Jordan $450,000 in legal fees incurred in his proxy fight to regain control of the Company.

     Total other income (loss) was $45,028 for 2004, compared to $56,746 for 2003. The decrease in other income can be primarily attributed to a reduction of interest income.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had cash and cash equivalents of $5,912 versus $18,886 at December 31, 2003. This decrease is primarily due to Company working capital expenditures.

     Marketable securities were valued at $0 at December 31, 2004, as compared to $350,000 at December 31, 2003, a decrease of $350,000. The decrease in marketable securities is due to the Company's sale of $150,000 of those securities for cash, and a transfer of $200,000 of those securities to Mr.

Jordan in partial satisfaction of the amount owed to him for legal fees expended on behalf of the Company. A total of $117,712 remains payable to Mr. Jordan at December 31, 2004 for reimbursement of these fees.

     Net investment advisory fees receivable were $0 at December 31, 2004, as compared to $984 at December 31, 2003, a decrease of $984. This decrease can be primarily attributed to lessened business activities.

     Accounts payable and accrued expenses were $198,260 at December 31, 2004, as compared to $222,645 at December 31, 2003, a decrease of approximately 11%. The decrease in accounts payable and accrued expenses can be primarily attributed to cash advances by Mr. Jordan which were used to pay current expenses and certain outstanding vendor balances from 2003. Accruals are based upon actual expenses incurred as well as unbilled expenses.

     Accounts payable to stockholder increased from a receivable of $29,998 in 2003 to a payable of $117,712 in 2004. This is the result of Mr. Jordan having incurred additional shareholder advances of $102,290, offset by legal fees paid on behalf of the Company totaling $450,000, and the receipt of $200,000 in Boston Restaurant Debentures in partial settlement of the amount owed. All amounts are non-interest bearing and due on demand.

     At December 31, 2004, the Company had $5,912 in cash and marketable securities.

Analysis of Cash Flows
----------------------

     Cash used in operating activities increased to $373,993 in 2004 from $188,597 in 2003, primarily attributable to the increase in net loss.

     Cash provided in investing activities increased to $351,019 in 2004 compared to $145,913 cash provided by investing activities in 2003. The increase is primarily the result of sale for $350,000 of an investment in 2004.

     Cash provided by financing activities decreased to $10,000 in 2004 compared to $25,000 cash provided by financing activities in 2002. The current year amount is attributable to interest on the deposit liability.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2003 WITH FISCAL YEAR DECEMBER 31, 2002

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

     Accounts payable and accrued expenses were $222,645 at December 31, 2003, as compared to $184,211 at December 31, 2002, an increase of approximately 21%. The increase in accounts payable and accrued expenses can be primarily attributed to the accrual of a remaining lease obligation for premises vacated by the Company - $20,000, the remaining obligation on a lease of a company auto - $13,000, and increased unpaid legal and accounting fees - $22,000, as offset by a reduction in vendor payables attributable to reduced business activities in 2003. Accruals are based upon actual expenses incurred as well as unbilled expenses.

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

Recent Accounting Pronouncements
--------------------------------

     The following information is as of December 31, 2004.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". The statement requires abnormal amounts of freight, handling costs, idle facility expense and spoilage to be recognized as current period expenses. This statement will be effective for the Company as of January 1, 2006. The adoption of this statement is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees". It establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation, eliminating the alternative to use APB No. 25's intrinsic value method. The statement will be effective for the Company as of January 1, 2006. Management is evaluating the impact the adoption of SFAS No. 123R will have on the Company's financial position and results of operations. Future cash flows of the Company will not be impacted by the adoption of this standard.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, and Amendment of APB No. 29". This statement amends and clarifies financial accounting for nonmonetary exchanges by requiring that most exchanges of productive assets be accounted for at fair value. With certain exceptions, companies can no longer account for nonmonetary exchanges at book value with no gain or loss recognized. This statement will be effective of January 1, 2006, and may impact the Company's consolidated financial position and results of operations in future periods if such nonmonetary exchanges occur.

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

     None.

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

     With the participation of management, our chief executive officer and interim chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls
------------------------------

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and executive officer and their ages as of December 31, 2004 are as follows:

NAME                     AGE     POSITION
----                     ---     --------

W. Neal Jordan            64     Chairman of the Board, Chief Executive
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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to the Company's chief executive officers during the years 2004 and 2003. W. Neal Jordan has served as the Company's Chief Executive Officer, President, Chief Investment Officer, Chief Financial Officer, and Secretary since November 2002. Mr. Jordan was the Company's sole executive officer at the end of 2002 and in 2003 and 2004.


                                    SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                     ANNUAL  COMPENSATION               COMPENSATION
                            ----------------------------------------     SECURITIES
                                                      OTHER ANNUAL       UNDERLYING
NAME AND            YEAR     SALARY      BONUS       COMPENSATION (1)     OPTIONS
PRINCIPAL
POSITION
------------        -----    ---------  --------     -----------------   -----------
W. Neal Jordan(2)  2004       -0-          -0-              -0-              -0-
                   2003       -0-          -0-              -0-              -0-
                   2002       -0-          -0-              -0-              -0-

______________________

(1)  The table does not include amounts for personal benefits extended to executive officers by the Company, such as, but not limited to, health or life insurance.  The
Company  believes  that  the  incremental  cost of those annual benefits  during
2002-2004 did not exceed the lesser of $50,000 or 10% of their total  annual  salary and  bonus.

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

     No options were granted in 2004.

     The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by Mr. Jordan.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                  NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN THE
                     UNEXERCISED OPTIONS AT 2004       MONEY OPTIONS AT 2004 FISCAL
                          FISCAL YEAR END                      YEAR END (1)
    NAME           EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
--------------     -----------       -------------     -----------    -------------
W. Neal Jordan       334,095              -0-             -0-              -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, certain information regarding the Company's common stock owned of record or beneficially by (i) each person who owns beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and its sole executive officer; and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial holder named below is c/o Gundaker/Jordan American Holdings, Inc., 2458 Old Dorsett Road, Suite 118, Maryland Heights, Missouri 63043.

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

---------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2003, Mr. Jordan owed the Company $29,998 pursuant to an unsecured demand note accruing interest at the rate of 10% per annum. During 2004, Mr. Jordan incurred additional shareholder advances, before advancing the Company a net amount totaling $347,710, including $450,000 in legal fees and other costs incurred and paid on the Company's behalf. These amounts are included in operating expenses for the year ended December 31, 2004, as the Company approved the reimbursement of these expenses during 2004. The Company transferred the remaining $200,000 in investment debentures to Mr. Jordan in partial repayment of the advances. At December 31, 2004, outstanding advances from Mr. Jordan amounted to $117,712. The advances are unsecured, non-interest bearing and due on demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  See Exhibit Index.

     (b) Reports on Form 8-K: The Company filed a report on Form 8-K on June 3, 2005, reporting a change of accountants to Richey May & Co, LLP. Richey May & Co, LLP have performed the audits of the years ended December 31, 2003 and 2004.

                                 EXHIBIT INDEX

Exhibit   Description
-------   -----------

 3.1      Articles of Incorporation, as amended (2)(4)

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

(3) Incorporated herein from certain exhibits to the Company's Current Report on Form 8-K dated August 15, 1991.

(4)  Incorporated herein from certain exhibits to the Company's
     Report on Form 10-KSB for the year ended December 31, 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Gundaker/Jordan American Holdings, Inc.
and Subsidiaries

We have audited the consolidated balance sheets of Gundaker/Jordan American Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gundaker/Jordan American Holdings, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Richey May & Co., LLP

Richey May & Co., LLP
Englewood, Colorado

June 24, 2005

                   Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                       December 31, 2004 and 2003

                                                    2004           2003
                                                 -----------    -----------
     ASSETS

ASSETS
Cash and cash equivalents                        $     5,912    $    18,886
Investment advisory fees receivable                     -               984
Deposit with clearing broker                          25,669         24,602
Interest receivable                                   19,308         31,759
Other receivables                                      5,036          2,283
Other assets                                            -             1,030
Property, equipment and leasehold improvements,
 at cost; net of accumulated amortization and
 depreciation of $28,730 and $27,125                  10,463         14,457
Receivable from stockholder                             -            29,998
Investment, convertible debenture                       -           350,000
                                                 -----------    -----------
TOTAL ASSETS                                     $    66,388    $   473,999
                                                 ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses            $   198,260    $   222,645
Deposits                                             166,333        156,333
Payable to stockholder                               117,712           -
Deferred investment advisory fees                      2,542          1,034
                                                 -----------    -----------
     Total liabilities                               484,847        380,012
                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Variable rate, cumulative, convertible,
 non-voting preferred stock, $0.01 par
 value, $1.00 liquidation value; 5,000,000
 shares authorized, 2,000,000 shares issued
 and outstanding                                      20,000         20,000
Common stock, $0.001 par value; 20,000,000,000
 shares authorized, 14,217,266 shares issued
 and outstanding                                      14,217         14,217
Additional paid-in capital                         4,463,657      4,463,657
Accumulated deficit                               (4,916,333)    (4,403,887)
                                                 -----------    -----------
     Total stockholders' equity (deficit)           (418,459)        93,987
                                                 -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                   $    66,388    $   473,999
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                    Gundaker/Jordan American Holdings, Inc.
                              and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ending December 31, 2004 and 2003

                                                    2004           2003
                                                 -----------    -----------
REVENUE
Investment advisory fees                         $    20,664    $    25,734
Commission income                                     47,241         58,588
                                                 -----------    -----------
     Total revenue                                    67,905         84,322
                                                 -----------    -----------
OPERATING EXPENSES
Salaries and related expenses                         38,152         55,214
Commission expense                                      -             6,352
Professional fees                                    457,692        161,747
Communications and data processing                     3,324          9,168
Licenses, registrations and franchise taxes            5,788          9,929
Clearing costs                                        24,152         21,071
General and administrative                            85,471         77,874
Depreciation and amortization                          2,975          7,464
Occupancy and equipment                                7,825         19,314
                                                 -----------    -----------
     Total operating expenses                        625,379        368,133
                                                 -----------    -----------
     Operating loss                                 (557,474)      (283,811)
                                                 -----------    -----------
OTHER INCOME (EXPENSE)
Interest and dividends                                45,093         64,012
Loss on disposal of fixed assets                        -           (32,074)
Other, net                                               (65)        24,808
                                                 -----------    -----------
     Total other income                               45,028         56,746
                                                 -----------    -----------
     Loss from continuing operations                (512,446)      (227,065)
                                                 -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS                       -           (87,146)
                                                 -----------    -----------
NET LOSS                                         $  (512,446)   $  (314,211)
                                                 ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Net loss from continuing operations              $      (.04)   $      (.02)
                                                 ===========    ===========
Net loss from discontinued operations            $      (.00)   $      (.01)
                                                 ===========    ===========
Net loss                                         $      (.04)   $      (.03)
                                                 ===========    ===========
Basic and diluted weighted-average number of
 common shares outstanding                        14,217,266     14,217,266
                                                 ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     Gundaker/Jordan American Holdings, Inc.
                              and Subsidiaries
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the years ending December 31, 2004 and 2003


                       Preferred Stock      Common Stock                                  Total
                      $0.01 Par Value     $0.001 Par Value    Additional               Stockholders
                     ---------  -------  ----------  -------   Paid-In    Accumulated    Equity
                      Shares    Amount    Shares     Amount    Capital      Deficit     (Deficit)
                     ---------  -------  ----------  -------  ----------  -----------  ------------

BALANCES, December
  31, 2002           2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,089,676)  $408,198

Net loss                  -        -           -        -           -        (314,211)  (314,211)
                     ---------  -------  ----------  -------  ----------  -----------  ---------
BALANCES, December
  31, 2003           2,000,000   20,000  14,217,266   14,217   4,463,657   (4,403,887)    93,987

Net loss                  -        -           -        -           -        (512,446)  (512,446)
                     ---------  -------  ----------  -------  ----------  -----------  ---------

BALANCES, December
  31, 2004           2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,916,333) $(418,459)
                     =========  =======  ==========  =======  ==========  ===========  =========




























The accompanying notes are an integral part of the financial statements.

                   Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ending December 31, 2004 and 2003

                                                    2004           2003
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations              $  (512,446)   $  (314,211)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        2,975          7,464
  Loss on disposal of assets                            -            32,074
  Loss on assets held, discontinued operations          -            62,724
Decrease (increase) in-
  Deposit with clearing broker                           (83)         3,119
  Interest receivable                                 12,451        (31,759)
  Other receivables                                   (2,753)         6,497
  Investment advisory fees receivable                   -             2,529
  Other assets                                         1,030          3,097
  Receivable from shareholders                       147,710         (6,173)
  (Decrease) increase in-
   Accounts payable and accrued expenses             (24,385)        38,434
   Deferred investment advisory fees                   1,508         (3,495)
                                                 -----------    -----------
Net cash used in continuing operations              (373,993)      (199,700)
Net cash provided by discontinued operations            -            11,103
                                                 -----------    -----------
     Net cash used in operating activities          (373,993)      (188,597)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from convertible debenture                  350,000        150,000
Proceeds from sale of fixed assets                     1,500           -
Capital expenditures                                    (481)        (4,087)
                                                 -----------    -----------
     Net cash provided by investing activities       351,019        145,913
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposit liabilities                       10,000         25,000
                                                 -----------    -----------
     Net cash provided by financing activities        10,000         25,000
                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (12,974)       (17,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          18,886         36,570
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $     5,912    $    18,886
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

EARNINGS PER SHARE
Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.
Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Net loss per common share has been adjusted to reflect preferred stock dividends in arrears of $80,000 and $60,000 for the years ending December 31, 2004 and 2003, respectively.

STOCK OPTIONS
The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The effect on net income or earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation has not been presented as no options were granted and therefore there is no effect for the years ended December 31, 2004 and 2003.

                  Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS
Certain reclassifications have been made to prior year balances to conform to the current year financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". The statement requires abnormal amounts of freight, handling costs, idle facility expense and spoilage to be recognized as current period expenses. This statement will be effective for the Company as of January 1, 2006. The adoption of this statement is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees". It establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation, eliminating the alternative to use APB No. 25's intrinsic value method. The statement will be effective for the Company as of January 1, 2006. Management is evaluating the impact the adoption of SFAS No. 123R will have on the Company's financial position and results of operations. Future cash flows of the Company will not be impacted by the adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, and Amendment of APB No. 29". This statement amends and clarifies financial accounting for nonmonetary exchanges by requiring that most exchanges of productive assets be accounted for at fair value. With certain exceptions, companies can no longer account for nonmonetary exchanges at book value with no gain or loss recognized. This statement will be effective of January 1, 2006, and may impact the Company's consolidated financial position and results of operations in future periods if such nonmonetary exchanges occur.

2.   DEPOSIT LIABILITIES
The Company formed Impact Management Investment Trust ("the Trust"), which was registered under the Investment Company Act of 1940 as a diversified, open-end management investment company (mutual fund). EAM was the investment advisor of the Trust and IFNI was the primary distributor of the Trust. In 2002, the Company entered into a transaction to sell the Trust to the Trust's sub advisor, Schneider Capital Management, Inc. ("Schneider"), and received a deposit on the sale of $125,000. The negotiations ceased and Schneider decided against purchasing the Trust. The Company subsequently liquidated the Trust in 2002. The deposit liability is due on demand and bears interest at 8% per annum. The outstanding balance includes accrued interest of $26,333 and $16,333 at December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, JAHI held a $15,000 deposit from an individual for an anticipated future stock subscription by the Company.

                  Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   INVESTMENT, CONVERTIBLE DEBENTURE
The Company owned a variable rate, convertible subordinated debenture from Boston Restaurant Associates, Inc. (BRAI). The principal balance of the debenture is due and payable on December 31, 2011, has a conversion price of $1.25 per share and bears interest at a rate of 14% per annum. During the year ended December 31, 2004, the Company sold $150,000 of the debenture and transferred $200,000 of the debenture to the majority stockholder in reduction
of amount owed by the Company to the stockholder.   During the year ended
December 31, 2003, the Company sold $150,000 of the debenture. At December 31, 2003 the Company's investment in the debenture was $350,000.

In connection with the purchase of the debenture, the Company also acquired, at no cost, warrants to subscribe for the purchase from BRAI of up to 500,000 fully paid and nonassessable shares of BRAI's common stock. The purchase rights represented by the warrants are exercisable by the Company, in whole or in part, at any time through December 31, 2006, at an exercise price of $3.00 per share. The Company's management has estimated that the BRAI warrants have no value at December 31, 2004 and 2003. This determination was made considering primarily the current value of the underlying common stock and the current illiquidity of the warrants.

The cost carrying value of the convertible debenture approximates the fair market value as estimated by management, after considering such factors as current interest rates, liquidity, conversion terms and the credit worthiness of the borrowers.

4.   STOCKHOLDERS' EQUITY
At December 31, 2004 and 2003, The Company has stock warrants outstanding entitling the warrant holder to acquire 1,113,000 shares of common stock at $.50 per share expiring June 5, 2010.

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

In August 2001, the Company issued 3,100,000 shares of common stock in exchange for 1,500,000 shares of the New Preferred Stock. In addition, the preferred stock agreement was modified to provide that the dividend rate for 2001 and 2002 was to be 5.25%. At December 31, 2004 and 2003, cumulative dividends in arrears totaled $297,500 and $217,500, respectively.

5.   RELATED-PARTY TRANSACTIONS
At December 31, 2003, the Company had a receivable from the majority stockholder of $29,998. The receivable was unsecured, bore interest at 10% per annum, and was due on demand. During 2004, the stockholder repaid the receivable and advanced the Company a net amount of $347,710, including $450,000 in legal fees and other costs incurred and paid on the Company's behalf. These amounts are included in operating expenses for the year ended December 31, 2004, as the Company approved the reimbursement of these expenses during 2004. The Company transferred the remaining $200,000 in investment, debentures to the stockholder in partial repayment of the net advances. At December 31, 2004 outstanding advances from the stockholder amounted to $117,712. The advances are unsecured, non-interest bearing and due on demand.

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

                  Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   INCOME TAXES
As of December 31, 2004 and 2003, the Company had approximately $4,644,000 and $4,132,000, respectively, of net operating loss carryforwards, expiring through the year 2024. A large portion of the net operating loss carryforwards were incurred prior to the 1991 reverse acquisition of JAHI and its subsidiaries and, as such, management of the Company anticipates restrictions on the use of these carryforwards due to provisions of the Internal Revenue Code. As of December 31, 2004 and 2003, the Company also had net capital loss carryforwards of approximately $597,000, which expire through 2007.

The estimated deferred tax asset related to the net operating loss and capital loss carryforwards amounted to approximately $1,953,000 and $1,762,000 at December 31, 2004 and 2003, respectively.

Based upon the Company's current operating losses and the uncertainty as to future taxable income and the realization of the deferred tax assets, a full valuation allowance has been provided for the Company's net deferred tax assets as of December 31, 2004 and 2003.

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

                  Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   STOCK OPTIONS (CONTINUED)
The Company has also issued certain stock options outside of the Plan. Information with respect to all options is as follows:

                                     Long-term                                        Weighted
                                     Incentive   Other    Exercise                     Average
                                       Plan     Options    Total     Price Range    Exercise Price
                                     ---------  -------  ---------  -------------   --------------
Balances at December 31, 2002         416,250   237,200    653,450   $0.13 - 2.00      $ 1.92
Granted                                  -         -          -            -              -
Forfeited and expired                 (17,500)   (5,700)   (23,200)   0.13 - 1.56         -
                                      -------   -------    -------   ------------      ------

Balances at December 31, 2003         398,750   231,500    630,250    0.13 - 2.00        0.83
Granted                                  -         -          -            -              -
Forfeited and expired                 (51,500)  (47,500)   (99,000)   0.75 - 2.00         -
                                      -------   -------    -------   ------------      ------

Balances at December 31, 2004         347,250   184,000    531,250   $0.13 - 2.00      $ 0.83
                                      =======   =======    =======   ============      ======
Number of options exercisable
at December 31, 2003                  398,750   231,500    630,250   $0.13 - 2.00      $ 0.83
                                      =======   =======    =======   ============      ======
Number of options exercisable
at December 31, 2004                  347,250   184,000    531,250   $0.13 - 2.00      $ 0.83
                                      =======   =======    =======   ============      ======

At December 31, 2004 and 2003, 1,533,750 share options were available for future grant under the Plan. The following table summarizes additional information regarding all stock options and warrants outstanding at December 31, 2004:

                      *           Weighted-                     *
                    Number         Average     Weighted       Number       Weighted
                Outstanding at   Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual   Exercise    December 31,    Exercise
  Prices            2003            Life        Price         2003           Price
------------    --------------   -----------   --------   --------------   --------
$0.13 - 0.38         320,500      3.6 years     $ 0.23        320,500       $ 0.24
 0.50 - 1.00       1,282,500      4.5 years       0.57      1,282,500         0.57
 1.02 - 1.50         141,750      1.1 years       1.23        141,750         1.23
 1.56 - 2.58          44,545      1.9 years       2.19         44,545         2.19
                   ---------                                ---------
                   1,789,295                                1,789,295
                   ========                                 ========

* Includes 1,258,045 stock options and warrants discussed in Notes 4 and 5.

8.   LEASE EXPENSE
The Company leases office space from unrelated entities under month-to-month agreements. Total rent expense for the years ended December 31, 2004 and 2003 was approximately $7,825 and $19,483 (net of sublease rentals of $7,200 for 2003), respectively.

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

                  Gundaker/Jordan American Holdings, Inc.
                            and Subsidiaries
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.  REGULATORY REQUIREMENTS (CONTINUED)
At December 31, 2004, IFNI had net capital and net capital requirements of $20,010 and $5,000, respectively. The Company's net capital ratio (aggregate indebtedness to net capital) was 0.55 to 1. According to Rule 15c3-1, the Company's net capital ratio shall not exceed 15 to 1. Therefore, on a consolidated basis as of December 31, 2004 and 2003, net assets of $5,000 are not available for any purpose other than meeting IFNI's net capital requirements.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


Dated: June 24, 2005             By: /s/ W. Neal Jordan
                                 -----------------------------------------
                                 W. Neal Jordan,
                                 Chief Executive Officer, President,
                                 Chief Investment Officer, Chief Financial
                                 Officer, and Secretary