Form 10QSB
period 2005-03-31
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-06-29
CIK 855663

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X].

As of April 29, 2005, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [] No [X].

















                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                     Page

        Condensed Balance Sheets as of March 31, 2005
        and December 31, 2004 (unaudited)                             3-4

        Condensed Statements of Operations for the three month
        periods ended March 31, 2005 and 2004 (unaudited)              5

        Condensed Statements of Cash Flows for the three month
        periods ended March 31, 2005 and 2004 (unaudited)              6

        Condensed Statement of Stockholders' Equity (Deficit)
        for the three month period ended March 31, 2005 (unaudited)    7

        Notes to Condensed Financial Statements (unaudited)           8-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                10-13

Item 3. Controls and Procedures                                        13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                              14
Item 2. Changes in Securities                                          14
Item 3. Defaults Upon Senior Securities                                14
Item 4. Submission of Matters to a Vote of Security Holders            15
Item 5. Other Information                                              15
Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                             16

Certifications

Exhibit 31
Exhibit 32

ITEM 1.  FINANCIAL STATEMENTS

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)

                                                March 31,     December 31,
                                                  2005            2004
                                               -----------     -----------
ASSETS

CURRENT ASSETS
 Cash                                          $     7,886     $     5,912
 Investment advisory fees receivable                 9,585            -
 Deposit with clearing broker                       25,094          25,669
 Interest receivable                                  -             19,308
 Other receivables                                   5,036           5,036
                                               -----------     -----------
     Total current assets                           47,601          55,925

FIXED ASSETS
 Property and equipment (net of accumulated
  depreciation of $27,921 and $27,125,
  respectively)                                      9,707          10,463
                                               -----------     -----------
TOTAL ASSETS                                   $    57,308     $    66,388
                                               ===========     ===========





























The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                                (Unaudited)
                                (continued)

                                                 March 31,    December 31,
                                                   2005           2004
                                               -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses         $   365,296     $   364,593
 Shareholder payable                               123,959         117,712
 Deferred revenues                                   2,542           2,542
                                               -----------     -----------
     Total Current Liabilities                     491,797         484,847
                                               -----------     -----------

STOCKHOLDERS' EQUITY
 Preferred stock variable rate, cumulative,
  convertible, non-voting, $0.01 par value,
  $1.00 liquidation value, authorized
  5,000,000 shares issued and outstanding,
  2,000,000                                         20,000          20,000
 Common stock $0.001 par value, authorized,
  20,000,000 shares: issued and outstanding
  14,217,266 shares                                 14,217          14,217
 Additional paid-in capital                      4,463,657       4,463,657
 Accumulated deficit                            (4,932,363)     (4,916,333)
                                               -----------     -----------
     Total Stockholders' Equity                   (434,489)       (418,459)
                                               -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $    57,308     $    66,388
                                               ===========     ===========




















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    Three Months Ending
                                                 March 31,      March 31,
                                                   2005           2004
                                               -----------     -----------
Revenue
 Commission income                             $     5,228     $    23,171
 Investment advisory fees                           10,484           8,832
                                               -----------     -----------
Total revenue                                       15,712          32,003

Operating expenses:
 General and administrative expenses                32,050          39,758
                                               -----------     -----------
Loss from operations                               (16,338)         (7,755)

Other income (expense):
 Dividend and interest income                          308          12,512
 Other income (net)                                   -                 75
                                               -----------     -----------
     Total other income                                308          12,587
                                               -----------     -----------

Net income (loss) before income tax                (16,030)          4,832

     Income taxes                                     -                107
                                               -----------     -----------
Net income (loss)                              $   (16,030)    $     4,725
                                               ===========     ===========

     Net income (loss) per share               $     (0.00)    $     (0.00)
                                               ===========     ===========

Weighted average shares of common stock
 outstanding - Basic                            14,217,266      14,217,266
                                               ===========     ===========
 Diluted                                        14,217,266      14,217,266
                                               ===========     ===========















The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Three Months Ending
                                                 March 31,      March 31,
                                                   2005           2004
                                               -----------     -----------
CASH FLOWS FROM OPERATIONS
Net income (loss)                              $   (16,030)    $     4,725
Adjustments to reconcile net income (loss)
 to net cash flows from operations:
  Depreciation and amortization                        756             796
  Changes in operating assets and liabilities:
   Investment advisory fees                         (9,585)         (9,888)
   Clearing broker                                     575          (5,822)
   Interest receivable                              19,308          19,543
   Other receivables                                  -                  7
   Receivable from shareholders                      6,247         (12,403)
   Accrued expenses and accounts payable               703         (17,860)
   Deferred revenue                                   -              4,663
                                               -----------     -----------
     Net cash used by operating activities           1,974         (16,240)
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                 -               (479)
                                               -----------     -----------
     Net cash provided by investing activities        -               (479)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable plus accrued interest     -              2,500
                                               -----------     -----------
     Net cash provided by investing activities        -              2,500
                                               -----------     -----------
Net increase (decrease) in cash                      1,974         (14,219)

Cash, beginning of period                            5,912          18,886
                                               -----------     -----------
Cash, end of period                            $     7,886     $     4,667
                                               ===========     ===========














The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2005


                                                            Additional                   Total
                     Preferred Stock       Common Stock      Paid-In    Accumulated   Stockholders'
                    Shares    Amount     Shares    Amount    Capital      Deficit        Equity
                   ---------  -------  ----------  -------  ----------  -----------   -------------
Balance, December
 31, 2004          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,916,333)   $(418,459)

Net loss                -        -           -        -           -         (16,030)     (16,030)
                   ---------  -------  ----------  -------  ----------  -----------    ---------
Balance, March
 31, 2005          2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,932,363)   $(434,489)
                   =========  =======  ==========  =======  ==========  ===========    =========





































The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2005
                                  (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2004. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2004.

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

Net Loss Per Share
------------------
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2005, as their effect is anti-dilutive.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2005
                                 (Unaudited)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations
---------------------

The Company had a net loss for the three month period ended March 31, 2005 of $(16,030) or $0.00 per common share compared to a net profit of $4,725 or ($0.00) per common share for the corresponding period of the previous year.

For the current quarter, the Company is inactive, except for certain commissions and incidental expenses. This decrease in operating loss is primarily due to significantly lower selling, general and administrative expenses during this period when compared to the same quarter last year.

The Company had an operating loss of $(16,338) for the three months ended March 31, 2005 compared to an operating loss of $(7,755) for the three months ended March 31, 2004. This increase in operating loss is primarily due to significantly lower revenue during this period when compared to the same quarter last year.

For the three months ended March 31, 2005, revenues totaled $15,712 compared to revenues of $32,003 for the same quarter of 2004, a decrease of approximately 51% due to decreased commission income during the quarter.

Selling, general, and administrative ("SG&A") expenses of $ 32,050 were incurred during the three month period ended March 31, 2005, compared to $39,758 for the comparative period of the previous year. This decrease of approximately 19% was due primarily to a reduction in professional fees, and related reductions in general and administrative expense.

Total other income (expenses) was $308 for the three months ended March 31, 2005, compared to $12,587 for 2004. The reduction in income relates to the variable interest rate on the Company's investment in Boston Restaurant debentures, which were sold in the fourth quarter of 2004.

Liquidity and Capital Resources
-------------------------------

                                     Three months ended March 31,
                                         2004           2005
                                      ---------      ---------
     Operating activities             $   1,974      $ (16,240)
     Investing activities                  -              (479)
     Financing activities                  -             2,500
                                      ---------      ---------
     Net effect on cash               $   1,974      $ (14,219)
                                      =========      =========

As of March 31, 2005 and the year ended December 31, 2004, the Company had a deficit in working capital of $(444,196) and $(428,922), respectively.

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

Item 2.  Changes in Securities

     None


Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

      31     Certification of Chief Executive Officer and Chief
             Financial and Accounting Officer of the Company
             Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).


      32     Certification of Chief Executive Officer and Chief
             Financial and Accounting Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (as filed herewith).


     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on June 3, 2005, reporting a change of accountants to Richey May & Co, LLP. Richey May & Co, LLP have performed the audits for the years ended December 31, 2003 and 2004.

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