Form 10QSB
period 2005-06-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-08-22
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

                         Commission File Number: 0-18974



                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


             Florida                                      65-0142815
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                     27180 State Highway T, Excello MO 65247
                    (Address of principal executive offices)


                                 (660) 775-2589
                           (Issuer's telephone number)

                         Jordan American Holdings, Inc.
             (Former Name of registrant as specified in its charter)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

As of June 30, 2005, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes     No  X .
                                                                ---     ---

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Condensed Balance Sheets as of June 30, 2005
           and December 31, 2004 (unaudited)                                 1-2


           Condensed Statements of Operations for the three and six
           month periods ended June 30, 2005 and 2004 (unaudited)             3


           Condensed Statements of Cash Flows for the six month
           periods ended June 30, 2005 and 2004 (unaudited)                   4


           Condensed Statement of Stockholders' Equity (Deficit) for the
           three month period ended June 30, 2005 (unaudited)                5

           Notes to Condensed Financial Statements (unaudited)               6-7


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-11


       Item 3.    Controls and Procedures                                    12


   PART II.OTHER INFORMATION
       Item 6.    Exhibits and Reports on Form 8-K                           13


           Signatures                                                        14

           Certifications
                    Exhibit 31
                    Exhibit 32


Item 1.  Financial Statements

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,     December 31,
                                                                 2005           2004
                                                             ------------   ------------

ASSETS

CURRENT ASSETS
   Cash                                                      $      7,578   $      5,912
   Deposit with clearing broker                                    25,212         25,669
   Interest receivable                                               --           19,308
   Other receivables                                                2,930          5,036
                                                             ------------   ------------

   Total current assets                                            35,720         55,925

FIXED ASSETS
   Property and equipment (net of accumulated depreciation
    of $ 31,610 and $ 27,125 respectively)                         11,117         10,463

TOTAL ASSETS                                                 $     46,836   $     66,388
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $    370,874   $    364,593
   Shareholder payable                                            141,518        117,712
   Deferred revenues                                                2,542          2,542
                                                             ------------   ------------


   Total Current Liabilities                                      514,934        484,847




   The accompanying notes are an integral part of these financial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                  (continued)

                                                 June 30,     December 31,
                                                   2005           2004
                                               -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock variable rate,
   cumulative, convertible, non-voting,
   $0.01 par value, $1.00 liquidation
   value, authorized 5,000,000 shares
   issued and outstanding, 2,000,000                20,000         20,000
   Common stock $0.001 par value,
   authorized, 20,000,000 shares: issued and
   outstanding 14,217,266 shares                    14,217         14,217
   Additional paid-in capital                    4,463,657      4,463,657
   Accumulated deficit                          (4,965,971)    (4,916,333)
                                               -----------    -----------

   Total Stockholders' Equity                     (468,097)      (418,459)
                                               -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $    46,836    $    66,388
                                               ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months                      Six Months
                                               Ending June 30,                 Ending June 30,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
Revenue
  Commission income                     $      8,222    $     14,229    $     13,451    $     37,400
  Investment advisory fees                      --               763          10,484           9,595
                                        ------------    ------------    ------------    ------------
Total revenue                                  8,222          14,992          23,935          46,995

Operating expenses:
  General and administrative expenses         39,672          26,954          74,231          66,712
                                        ------------    ------------    ------------    ------------

Income (Loss) from operations                (31,450)        (11,962)        (50,296)        (19,717)

Other income (expense):
  Dividend and interest income                   341          12,438             649          24,950
  Other income (net)                            --              --                 9              75
                                        ------------    ------------    ------------    ------------
Total other income                               341          12,438             658          25,025
                                        ------------    ------------    ------------    ------------

Net income (loss) before income tax          (31,109)            476         (49,638)          5,308

   Income taxes                                 --                33            --              (141)
                                        ------------    ------------    ------------    ------------

Net income (loss)                       $    (31,109)   $        443    $    (49,638)   $      5,167
                                        ============    ============    ============    ============

Net income (loss) per share                    (0.00)           0.00           (0.00)           0.00
                                        ============    ============    ============    ============

Weighted average shares of
  common stock outstanding

     Basic                                14,217,266      14,217,266      14,217,266      14,217,266
                                        ============    ============    ============    ============

     Diluted                              14,217,266      14,217,266      14,217,266      14,217,266
                                        ============    ============    ============    ============



     The accompanying notes are an integral part of thefinancial statements.

                    GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Six Months Ending
                                                               June 30,
                                                         2005           2004
                                                         ----           ----
CASH FLOWS FROM OPERATIONS
Net income (loss)                                    $   (49,638)   $     5,167
Adjustments to reconcile net income (loss) to net
  cash flows from operations:
   Depreciation and amortization                           1,511          1,605
   Changes in operating assets and liabilities:
    Investment advisory fees                                --              476
    Clearing broker                                          457         (5,178)
    Interest receivable                                   19,308          7,326
    Other receivables                                      2,106          1,437
    Receivable from shareholders                          23,806        (13,986)
    Accrued expenses and accounts payable                  1,281        (19,987)
    Deferred revenue                                        --            1,132
                                                     -----------    -----------

    Net cash used by operating activities                 (1,169)       (22,008)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                    (2,165)          (479)
                                                     -----------    -----------

    Net cash provided by investing activities             (2,165)          (479)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable plus accrued interest         5,000          5,000
                                                     -----------    -----------

    Net cash provided by investing activities              5,000          5,000
                                                     -----------    -----------

Net increase (decrease) in cash                            1,666        (17,487)

Cash, beginning of period                                  5,912         18,886
                                                     -----------    -----------

Cash, end of period                                  $     7,578    $     1,399
                                                     ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended June 30, 2005




                                   Preferred Stock              Common Stock          Additional                     Total
                             -------------------------   -------------------------     Paid-In     Accumulated    Stockholders'
                                Shares        Amount        Shares        Amount       Capital       Deficit         Equity
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2004     2,000,000   $    20,000    14,217,266   $    14,217   $ 4,463,657   $(4,916,333)   $  (418,459)

Net loss                            --            --            --            --            --         (18,529)       (18,529)
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2005        2,000,000   $    20,000    14,217,266   $    14,217   $ 4,463,657   $(4,934,862)   $  (436,988)
                             ===========   ===========   ===========   ===========   ===========   ===========    ===========

Net loss                            --            --            --            --            --         (31,109)       (31,109)
                             -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2005         2,000,000   $    20,000    14,217,266   $    14,217   $ 4,463,657   $(4,965,971)   $  (468,097)
                             ===========   ===========   ===========   ===========   ===========   ===========    ===========




    The accompanying notes are an integral part of the financial statements.
                                        5

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2004. Operating results for the three months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2004.

Use of estimates
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Net Loss Per Share
Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended June 30, 2005, as their effect is anti-dilative.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered significant losses, has a working capital deficit as of the date of this report, and possesses minimal ongoing sources of income consisting primarily of trailing commissions. The Company hopes obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management is seeking capital in the form of loans or stock private placements at this time.

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

The battle for control of the company had included a proxy battle, which was won decisively by Mr. Jordan and the shareholders against Charles Clark, A.J. Elko and the Lamb foundation. Mr. Jordan, subsequently negotiated the purchase from the previous preferred shareholders, the Lamb Foundation, of all of their interests in the company, two million shares of preferred stock and 3.85 million shares of common stock. The purchase of the Lamb Foundations interest was made by Gordon Gundaker, in the name of the Gordon A. Gundaker Revocable Trust, with a perpetual proxy for voting privileges granted to Mr. Jordan, and the right to purchase a 50% interest in the transaction also being granted to Mr. Jordan. At the time of the completion of the transaction with the Lamb Foundation, Mr. Jordan, via the proxy and his previous ownership interest, had voting control of over 50% of the common stock of the company. As a result, the possibility of there ever existing the need for solicitation of proxys in order to settle any dispute within the company is done away with.

Mr. Jordan, the founder of the company and largest shareholder, controls the important decisions affecting the shareholders of the company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Company had a net loss for the three month period ended June 30, 2005 of $ (31,109) or $ (0.00) per common share compared to a net profit of $ 443 or $
0.00 per common share for the corresponding period of the previous year. For the six month period ended June 30, 2005, the Company had a net loss of $ (49,638) or $ (0.00) per common share compared to a net profit of $ 5,167 or $ 0.00 per common share for the corresponding period of the previous year.

For the current quarter, the Company was essentially inactive, except for certain commissions and incidental expenses.

The Company had an operating loss of $ (31,450) for the three months ended June 30, 2005 compared to an operating loss of $ (11,962) for the three months ended June 30, 2004. This increase in operating loss is primarily due to significantly lower revenue during this period when compared to the same quarter last year. For the six month period ended June 30, 2005, the Company had an operating loss of $ (50,296) compared to an operating loss of $ (19,717) for the corresponding period of the previous year. This increase in operating loss was primarily due to significantly lower revenues.

For the three months ended June 30, 2005, revenues totaled $ 8,222 compared to revenues of
$ 14,992 for the same quarter of 2004, an decrease of approximately 45% due to decreased commission income during the quarter. For the six months ended June 30, 2005, revenues totaled $ 23,935 compared to $ 46,995 for the same period of 2004.

Selling, general, and administrative ("SG&A") expenses of $ 39,672 were incurred during the three month period ended June 30, 2005, compared to $ 26,954 for the comparative period of the previous year. This increase of approximately 47% was due primarily to rises in professional fees and salaries related expenses. For the six months ended June 30, 2005, SG&A expenses of $ 74,231 were incurred in comparison to $ 66,712 for the same period of 2004.

Total other income was $ 341 for the three months ended June 30, 2005, compared to $ 12,438 for 2004. The reduction in income relates to the variable interest rate on the Company's investment in Boston Restaurant debentures, which were sold in the fourth quarter of 2004. For the six months ended June 30, 2005, total other income was $ 658 compared to $25,025 for the same period of 2004.

Liquidity and Capital Resources

                                           Six months ended June 30,
                                              2005            2004
                                          -----------     -----------

        Operating activities              $    (1,169)    $   (22,008)
        Investing activities                   (2,165)           (479)
        Financing activities                    5,000           5,000
                                          -----------     -----------

        Net effect on cash                $     1,666     $   (17,487)
                                          ===========     ===========

As of June 30, 2005 and the year ended December 31, 2004, the Company had a deficit in working capital of $ (479,214) and $ (428,922), respectively.

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

The Company's affiliated investment adviser, Equity Assets Management, Inc. ("EAM"), is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 and, where applicable, under state advisory laws. The Company is also subject to regulation by the SEC under the Investment Company Act of 1940. The Company's affiliate broker-dealer, IMPACT Financial Network, Inc. ("IFNI") is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under state securities laws, and is regulated by the SEC, state securities administrators and the NASD.

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

Since November 2002, the date Mr. Jordan regained operating control of the Company, a process of restructuring the company for future business activities has been underway. During this time, the normal business activity of soliciting and gathering new client assets into accounts for management has not been undertaken. Once the Company's restructuring is complete, the Company intends to aggressively pursue the rebuilding of its client base of managed accounts. However, while the restructuring includes the raising of capital to be used in operations, until such time as this is accomplished, the revenues generated at the current level of business may not be sufficient to sustain existing operations.

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

          None

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

                None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.



                                         By:   /s/ W. Neal Jordan
                                              ---------------------------------
                                              Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer
                                              Date:  August __, 2005