Form 10QSB/A
period 2005-06-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-09-22
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB/A


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















                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets as of June 30, 2005
           and December 31, 2004 (unaudited)                           3-4

           Condensed Statements of Operations for the three and six
           month periods ended June 30, 2005 and 2004 (unaudited)       5

           Condensed Statements of Cash Flows for the six month
           periods ended June 30, 2005 and 2004 (unaudited)             6

           Condensed Statement of Stockholders' Equity (Deficit)
           for the three month period ended June 30, 2005 (unaudited)   7

           Notes to Condensed Financial Statements (unaudited)         8-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10-12

  Item 3.  Controls and Procedures                                      13

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                            14

  Item 2.  Changes in Securities                                        14

  Item 3.  Defaults Upon Senior Securities                              14

  Item 4.  Submission of Matters to a Vote of Security Holders          14

  Item 5.  Other Information                                            14

  Item 6.  Exhibits and Reports on Form 8-K                             14

           Signatures                                                   15

Certifications
    Exhibit 31
    Exhibit 32

Item 1.  Financial Statements

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                  June 30,    December 31,
                                                    2005         2004
                                                  ---------   ------------
ASSETS

CURRENT ASSETS
  Cash                                            $   7,578    $   5,912
  Deposit with clearing broker                       25,212       25,669
  Interest receivable                                  -          19,308
  Other receivables                                   2,930        5,036
                                                  ---------    ---------
     Total current assets                            35,720       55,925

FIXED ASSETS
   Property and equipment (net of accumulated
    depreciation of $31,610 and $27,125
    respectively)                                    11,117       10,463
                                                  ---------    ---------
TOTAL ASSETS                                      $  46,836    $  66,388
                                                  =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $ 370,874    $ 364,593
  Shareholder payable                               141,518      117,712
  Deferred revenues                                   2,542        2,542
                                                  ---------    ---------
     Total Current Liabilities                      514,934      484,847




















The accompanying notes are an integral part of these financial statements.

                  GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)
                               (continued)

                                                   June 30,   December 31,
                                                     2005        2004
                                                -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock variable rate,
   cumulative, convertible, non-voting,
   $0.01 par value, $1.00 liquidation
   value, authorized 5,000,000 shares
   issued and outstanding, 2,000,000                 20,000        20,000
  Common stock $0.001 par value,
   authorized, 200,000,000 shares: issued and
   outstanding 14,217,266 shares                     14,217        14,217
  Additional paid-in capital                      4,463,657     4,463,657
  Accumulated deficit                            (4,965,971)   (4,916,333)
                                                -----------   -----------
     Total Stockholders' Equity                    (468,097)     (418,459)
                                                -----------   -----------
Total Liabilities and Stockholders'
 Equity                                         $    46,836   $    66,388
                                                ===========   ===========






























The accompanying notes are an integral part of these financial statements.

                  GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                Three Months               Six Months
                               Ending June 30,           Ending June 30,
                           -----------------------   -----------------------
                              2005         2004         2005         2004
                           ----------   ----------   ----------   ----------

Revenue
  Commission income        $    8,222   $   14,229   $   13,451   $   37,400
  Investment advisory fees       -             763       10,484        9,595
                           ----------   ----------   ----------   ----------
Total revenue                   8,222       14,992       23,935       46,995

Operating expenses:
 General and administrative
  expenses                     39,672       26,954       74,231       66,712
                           ----------   ----------   ----------   ----------
Income (Loss) from
 operations                   (31,450)     (11,962)     (50,296)     (19,717)

Other income (expense):
 Dividend and interest
  income                          341       12,438          649       24,950
 Other income (net)              -           -                9           75
                           ----------   ----------   ----------   ----------
Total other income                341       12,438          658       25,025
                           ----------   ----------   ----------   ----------

Net income (loss) before
 income tax                   (31,109)         476      (49,638)       5,308

  Income taxes                   -              33         -            (141)
                           ----------   ----------   ----------   ----------
Net income (loss)          $  (31,109)  $      443   $  (49,638)  $    5,167
                           ==========   ==========   ==========   ==========

Net income (loss)
 per share                      (0.00)        0.00        (0.00)        0.00
                           ==========   ==========   ==========   ==========

Weighted average shares of
 common stock outstanding

   Basic                   14,217,266   14,217,266   14,217,266   14,217,266
                           ==========   ==========   ==========   ==========

   Diluted                 14,217,266   14,217,266   14,217,266   14,217,266
                           ==========   ==========   ==========   ==========




The accompanying notes are an integral part of these financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ending
                                                             June 30,
                                                        2005        2004
                                                      --------    --------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                     $(49,638)   $  5,167
Adjustments to reconcile net income (loss) to net
 cash flows from operations:
  Depreciation and amortization                          1,511       1,605
  Changes in operating assets and liabilities:
   Investment advisory fees                               -            476
   Clearing broker                                         457      (5,178)
   Interest receivable                                  19,308       7,326
   Other receivables                                     2,106       1,437
   Receivable from shareholders                         23,806     (13,986)
   Accrued expenses and accounts payable                 1,281     (19,987)
   Deferred revenue                                       -          1,132
                                                      --------    --------
     Net cash used by operating activities              (1,169)    (22,008)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                   (2,165)       (479)
                                                      --------    --------
     Net cash provided by investing activities          (2,165)       (479)
                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable plus accrued interest        5,000       5,000
                                                      --------    --------
     Net cash provided by investing activities           5,000       5,000
                                                      --------    --------
Net increase (decrease) in cash                          1,666     (17,487)

Cash, beginning of period                                5,912      18,886
                                                      --------    --------
Cash, end of period                                   $  7,578    $  1,399
                                                      ========    ========















The accompanying notes are an integral part of these financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended June 30, 2005



                                                               Additional                   Total
                       Preferred Stock     Common Stock         Paid-In    Accumulated   Stockholders'
                      Shares     Amount   Shares     Amount     Capital      Deficit        Equity
                     ---------  -------  ----------  -------  ----------- ------------  -------------

Balance,
 December 31, 2004   2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,916,333)    $(418,459)

Net loss                  -        -           -        -           -         (18,529)      (18,529)
                     ---------  -------  ----------  -------  ----------  -----------     ---------
Balance,
 March 31, 2005      2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,934,862)    $(436,988)
                     =========  =======  ==========  =======  ==========  ===========     =========

Net loss                  -        -           -        -           -         (31,109)      (31,109)
                     ---------  -------  ----------  -------  ----------  -----------     ---------

Balance,
 June 30, 2005       2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,965,971)    $(468,097)
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

Results of Operations

The Company had a net loss for the three month period ended June 30, 2005 of $(31,109) or $(0.00) per common share compared to a net profit of $443 or $0.00 per common share for the corresponding period of the previous year. For the six month period ended June 30, 2005, the Company had a net loss of $(49,638) or $(0.00) per common share compared to a net profit of $5,167 or $0.00 per common share for the corresponding period of the previous year.

For the current quarter, the Company was essentially inactive, except for certain commissions and incidental expenses.

The Company had an operating loss of $(31,450) for the three months ended June 30, 2005 compared to an operating loss of $(11,962) for the three months ended June 30, 2004. This increase in operating loss is primarily due to significantly lower revenue during this period when compared to the same quarter last year. For the six month period ended June 30, 2005, the Company had an operating loss of $(50,296) compared to an operating loss of $(19,717) for the corresponding period of the previous year. This increase in operating loss was primarily due to significantly lower revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

For the three months ended June 30, 2005, revenues totaled $8,222 compared to revenues of $14,992 for the same quarter of 2004, an decrease of approximately 45% due to decreased commission income during the quarter. For the six months ended June 30, 2005, revenues totaled $23,935 compared to $46,995 for the same period of 2004.

Selling, general, and administrative ("SG&A") expenses of $39,672 were incurred during the three month period ended June 30, 2005, compared to $ 26,954 for the comparative period of the previous year. This increase of approximately 47% was due primarily to rises in professional fees and salaries related expenses. For the six months ended June 30, 2005, SG&A expenses of $ 74,231 were incurred in comparison to $ 66,712 for the same period of 2004.

Total other income was $ 341 for the three months ended June 30, 2005, compared to $ 12,438 for 2004. The reduction in income relates to the variable interest rate on the Company's investment in Boston Restaurant debentures, which were sold in the fourth quarter of 2004. For the six months ended June 30, 2005, total other income was $ 658 compared to $25,025 for the same period of 2004.

Liquidity and Capital Resources

                                                Six months ended June 30,
                                                   2005         2004
                                                  -------     --------

Operating activities                              $(1,169)    $(22,008)
Investing activities                               (2,165)        (479)
Financing activities                                5,000        5,000
                                                  -------     --------
Net effect on cash                                $ 1,666     $(17,487)
                                                  =======     ========

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

Risk Factors, Trends & Uncertainties (Continued)

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

                                 GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.



                                 By: /s/ W. Neal Jordan
                                     Principal Executive Officer and
                                     Principal Financial and Accounting
                                     Officer
                                     Date:  September 22, 2005