Form 10QSB
period 2005-09-30
GUNDAKER/JORDAN AMERICAN HOLDINGS INC
filed 2005-11-14
CIK 855663

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended: September 30, 2005

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

As of September 30, 2005, there were 14,217,266 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X].



                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION



  Item 1.  Financial Statements

           Condensed Balance Sheets as of September 30, 2005
           and December 31, 2004 (unaudited)                           3-4

           Condensed Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 (unaudited) 5

           Condensed Statements of Cash Flows for the nine month
           periods ended September 30, 2005 and 2004 (unaudited)        6

           Condensed Statement of Stockholders' Equity (Deficit) for
           the nine month period ended September 30, 2005 (unaudited)   7

           Notes to Condensed Financial Statements (unaudited)         8-9



  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10-12



  Item 3.  Controls and Procedures                                      13



PART II.   OTHER INFORMATION



  Item 1.  Legal Proceedings                                            14



  Item 2.  Changes in Securities                                        14



  Item 3.  Defaults Upon Senior Securities                              14



  Item 4.  Submission of Matters to a Vote of Security Holders          14



  Item 5.  Other Information                                            14



  Item 6.  Exhibits and Reports on Form 8-K                             14

           Signatures                                                   15

Certifications
    Exhibit 31
    Exhibit 32



Item 1.  Financial Statements

                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                               September 30, December 31,
                                                    2005         2004
                                                  ---------   ------------
ASSETS

CURRENT ASSETS
  Cash                                            $     170    $   5,912
  Deposit with clearing broker                       25,223       25,669
  Interest receivable                                     -       19,308
  Other receivables                                   1,877        5,036
                                                  ---------    ---------
     Total current assets                            27,270       55,925

FIXED ASSETS
   Property and equipment (net of accumulated
    depreciation of $ 32,365 and $ 27,125
    respectively)                                    10,361       10,463
                                                  ---------    ---------
TOTAL ASSETS                                      $  37,631    $  66,388
                                                  =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $ 374,536    $ 364,593
  Shareholder payable                               180,311      117,712
  Deferred revenues                                   2,542        2,542
                                                  ---------    ---------
     Total Current Liabilities                      554,536      484,847













The accompanying notes are an integral part of these financial statements.

                  GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)
                               (continued)


                                               September 30,  December 31,
                                                     2005        2004
                                                -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock variable rate,
   cumulative, convertible, non-voting,
   $0.01 par value, $1.00 liquidation
   value, authorized 5,000,000 shares
   issued and outstanding, 2,000,000                 20,000        20,000
  Common stock $0.001 par value,
   authorized, 200,000,000 shares: issued and
   outstanding 14,217,266 shares                     14,217        14,217
  Additional paid-in capital                      4,463,657     4,463,657
  Accumulated deficit                            (5,015,090)   (4,916,333)
                                                -----------   -----------
     Total Stockholders' Equity                    (517,216)     (418,459)
                                                -----------   -----------
Total Liabilities and Stockholders'
 Equity                                         $    37,631   $    66,388
                                                ===========   ===========


























The accompanying notes are an integral part of these financial statements.

                  GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                Three Months               Nine Months
                             Ending September 30,      Ending September 30,
                           -----------------------   -----------------------
                              2005         2004         2005         2004
                           ----------   ----------   ----------   ----------

Revenue
  Commission income        $    4,658   $   4,050    $  18,108    $  41,450
  Investment advisory fees      3,506       2,154       13,990	   11,749
                           ----------   ----------   ----------   ----------
Total revenue                   8,164	  6,204       32,098	   53,199

Operating expenses:
 General and administrative
  expenses                    57,653	514,885	 131,883	  581,597
                           ----------   ----------   ----------   ----------
Income (Loss) from
 operations                  (49,489)    (508,681)	 (99,785)    (528,398)

Other income (expense):
 Dividend and interest
  income                         370	 10,302	   1,019	   35,252
 Other income (net)                -            -            9           75
                           ----------   ----------   ----------   ----------
Total other income               370	 10,302	   1,028	   35,327
                           ----------   ----------   ----------   ----------

Net income (loss) before
 income tax                  (49,119)    (498,379)     (98,757)	 (493,071)

  Income taxes                     -	      -	       -	      140
                           ----------   ----------   ----------   ----------
Net income (loss)         $  (49,119)  $ (498,379)  $  (98,757)  $ (493,211)
                           ==========   ==========   ==========   ==========

Net income (loss)
 per share                     (0.00)      (0.04)        (0.01)	    (0.03)
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

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine Months Ending
                                                          September 30,
                                                        2005        2004
                                                      --------    --------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                     $(98,757)  $(493,211)
Adjustments to reconcile net income (loss) to net
 cash flows from operations:
  Depreciation and amortization                          2,267	   2,415
  Changes in operating assets and liabilities:
   Investment advisory fees                                  -         984
   Clearing broker                                         446	    (624)
   Interest receivable                                  19,308	  22,105
   Other receivables                                     3,159	   1,106
   Other assets                                              -	     698
   Receivable from shareholders                         62,599	 422,517
   Accrued expenses and accounts payable                 2,443	 (22,213)
   Deferred revenue                                     (2,542)	     267
                                                      --------    --------
     Net cash used by operating activities             (11,077)	 (65,956)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from debenture and marketable securities           -	  50,000
 Capital Expenditures                                   (2,165)	    (479)
                                                      --------    --------
     Net cash provided by investing activities          (2,165)     49,521
                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposit liability	                     7,500	   7,500
                                                      --------    --------
     Net cash provided by investing activities           7,500	   7,500
                                                      --------    --------
Net increase (decrease) in cash                         (5,742)	  (8,935)

Cash, beginning of period                                5,912      18,886
                                                      --------    --------
Cash, end of period                                   $    170    $  9,951
                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	      $      -   $  15,000




The accompanying notes are an integral part of these financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended September 30, 2005

                                                               Additional                   Total
                       Preferred Stock     Common Stock         Paid-In    Accumulated   Stockholders'
                      Shares     Amount   Shares     Amount     Capital      Deficit        Equity
                     ---------  -------  ----------  -------  ----------- ------------  -------------


Balance,
 December 31, 2004   2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,916,333)    $(418,459)

Net loss                  -        -           -        -           -         (18,529)      (18,529)
                     ---------  -------  ----------  -------  ----------  -----------     ---------
Balance,
 March 31, 2005      2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,934,862)    $(436,988)
                     =========  =======  ==========  =======  ==========  ===========     =========

Net loss                  -        -           -        -           -         (31,109)      (31,109)
                     ---------  -------  ----------  -------  ----------  -----------     ---------

Balance,
 June 30, 2005       2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(4,965,971)    $(468,097)
                     =========  =======  ==========  =======  ==========  ===========     =========

Net loss                  -        -           -        -           -         (49,119)      (49,119)
                     ---------  -------  ----------  -------  ----------  -----------     ---------

Balance,
 September 30, 2005  2,000,000  $20,000  14,217,266  $14,217  $4,463,657  $(5,015,090)    $(517,216)
                     =========  =======  ==========  =======  ==========  ===========     =========

The accompanying notes are an integral part of these financial statements.

                     GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 September 30, 2005
                                  (Unaudited)


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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ending December 31, 2004. Operating results for the three months ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Net Loss Per Share

Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended September 30, 2005, as their effect is anti-dilative.











                   GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              September 30, 2005
                                 (Unaudited)


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


NOTE 3 - RELATED PARTY TRANSACTIONS

The Principal Executive Officer of the Company, W. Neal Jordan, has provided space to be used as the Company's principal executive office since the Company moved to the current location in July of 2005. The Company has agreed to compensate Mr. Jordan for this use.

In consideration of the office space provided, the Company has reimbursed
Mr. Jordan a total of $2,686 during the quarter, consisting of rent, cleaning, phone, utilities and other occupancy costs. At September 30, 2005, no amounts remained unpaid pursuant to this agreement.


NOTE 4 - SUBSEQUENT EVENT

On November 7, 2005, the Company filed Form D- Notice of Sale of Securities with the U.S. Securities and Exchange Commission. The proposed offering seeks to raise a total of $25,000,000 through the sale of common shares. At the date of the Form D, a total of $22,500 had been raised pursuant to the offering. The Company and its Principal Executive Officer have agreed in principle to an arrangement whereby Mr. Jordan's present ownership interest will not be diluted through sales of stock in the offering.
Thus, Mr. Jordan will receive the right to purchase additional shares in order to maintain his ownership percentage.




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





















ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Company had a net loss for the three month period ended September 30, 2005 of $ (49,119) or $ (0.00) per common share compared to a net loss of $ (498,379) or $ (0.04) per common share for the corresponding period of the previous year. For the nine month period ended September 30, 2005, the Company had a net loss of $ (98,757) or $ (0.01) per common share compared to a net loss of $ (493,211) or $ (0.03) per common share for the corresponding period of the previous year.

The Company had an operating loss of $ (49,489) for the three months ended September 30, 2005 compared to an operating loss of $ (508,681) for the three months ended September 30, 2004. This decrease in operating loss is primarily due to considerably lower selling, general, and administrative ("SG&A") expenses during this period when compared to the same quarter last year. For the nine month period ended September 30, 2005, the Company had an operating loss of $ (99,785) compared to an operating loss of $ (528,398) for the corresponding period of the previous year.

For the three months ended September 30, 2005, revenues totaled $ 8,164 compared to revenues of $ 6,204 for the same quarter of 2004, an increase of approximately 32% due to increased commission income and investment advisory fees during the quarter. For the nine months ended
September 30, 2005, revenues totaled $ 32,098 compared to $ 53,199 for the same period of 2004.


Liquidity and Capital Resources

                                          Nine months ended September 30,
                                                2005         2004
                                               -------     --------

Operating activities                          $(11,077)	 $ (65,956)
Investing activities                            (2,165)	    49,521
Financing activities                             7,500	     7,500
                                               -------     --------
Net effect on cash                             $(5,742)	 $  (8,935)
                                               =======     ========

As of September 30, 2005 and the year ended December 31, 2004, the Company had a deficit in working capital of $ (527,266) and $ (428,922), respectively. The Company proposes to sell up to $25,000,000 in common shares pursuant to private placements, for which $22,500 was received in the 4th quarter.








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

     (b)   Reports on Form 8-K

           On August 10, 2005, the Company filed its amended Current Report dated May 19, 2005 on Form 8-K/A disclosing change of the Company's certifying accountants.

                                Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GUNDAKER/JORDAN AMERICAN HOLDINGS, INC.



                                 By: /s/ W. Neal Jordan
                                     Principal Executive Officer and
                                     Principal Financial and Accounting
                                     Officer
                                     Date:  November 14, 2005